Form 10QSB
period 2006-03-31
Nugget Resources Inc.
filed 2006-06-15
CIK 1356371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended March 31, 2006.

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period ____________ to _____________

           Commission File Number   333-132648


                                Nugget Resources Inc.
             -----------------------------------------------------------

          (Exact name of small Business Issuer as specified in its charter)


             Nevada                                      Pending

(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

7322 Prince Edward Street
Vancouver, British Columbia, Canada			V5X 3P7

(Address of principal executive offices)    	 (Postal or Zip Code)


Issuer's telephone number, including area code:  604-385-8444


                                      None

		(Former name, former address and former fiscal year, if changed since last report)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   Yes  [   ]   No  [  X  ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of June 14, 2006.

  NUGGET RESOURCES INC.
  (A DEVELOPMENT STAGE COMPANY)

  Financial Statements
  (Expressed in U.S. Dollars)
  (Unaudited)
  31 MARCH 2006

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                            AS AT 31 MARCH  AS AT 31 MARCH   AS AT 30 SEPTEMBER
                                                                      2006            2005      2005 (AUDITED)
                                                                         $               $                    $

ASSETS

CURRENT
Cash and cash equivalents                                           14,440           4,993               19,945

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                    1,700               -                3,000

STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 5)
Authorized
 75,000,000 common shares, par value $0.001
Issued and outstanding
 31 March 2006 - 10,500,000 common shares, par value
 $0.001
 31 March 2005 - 5,000,000 common shares, par value $0.001
 30 September 2005 - 10,500,000 common shares, par value            10,500           5,000               10,500
 $0.001
ADDITIONAL PAID-IN CAPITAL                                          17,100               -               13,500
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                 (14,860)             (7)               (7,055)

                                                                    12,740           4,993               16,945

                                                                    14,440           4,993               19,945

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

ON BEHALF OF THE BOARD:

/s/ "Peter Sorel"         Director      /s/ "David Matzele"       Director
Peter Sorel                             David Matzele

   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                   FOR THE PERIOD FROM THE  FOR THE THREE    FOR THE SIX   FOR THE PERIOD FROM THE
                                                   DATE OF INCEPTION ON 10   MONTH PERIOD   MONTH PERIOD   DATE OF INCEPTION ON 10
                                                    MARCH 2005 TO 31 MARCH ENDED 31 MARCH ENDED 31 MARCH    MARCH 2005 TO 31 MARCH
                                                                      2006           2006           2006                      2005
                                                                         $              $              $                         $

EXPENSES
Acquisition of mineral property interest                             4,000              -              -                         -
(Note 3)
Bank charges and interest                                              121             48             66                         7
Filing fees                                                            725            725            725                         -
Legal and accounting                                                 5,434          1,459          2,934                         -
Licenses and permits                                                   331            331            331                         -
Management fees (Notes 5, 6 and 8)                                   3,000          3,000          3,000                         -
Office and administration                                               49             49             49                         -
Organizational costs                                                   500              -              -                         -
Rent (Notes 5, 6 and 8)                                                600            600            600                         -
Share transfer agent fees                                              100            100            100                         -

NET LOSS FOR THE PERIOD                                           (14,860)        (6,312)        (7,805)                       (7)

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                       (0.001)        (0.001)                   (0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED                                  10,500,000     10,500,000                 5,000,000
IN PER SHARE CALCULATIONS




















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                     FOR THE PERIOD FROM    FOR THE SIX    FOR THE PERIOD FROM
                                                     THE DATE OF INCEPTION  MONTH PERIOD   THE DATE OF INCEPTION
                                                     ON 10 MARCH 2005       ENDED 31       ON 10 MARCH 2005
                                                     TO 31 MARCH 2006       MARCH 2006     TO 31 MARCH 2005
                                                                      $             $                       $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                         (14,860)       (7,805)                     (7)
 Adjustments to reconcile loss to net cash used by
 operating activities
   Contributions to capital by related parties -                  3,600         3,600                       -
   expenses (Notes 5 and 6)
Changes in operating assets and liabilities
 Increase (decrease) in accounts payable and accrued              1,700        (1,300)                      -
 liabilities

                                                                 (9,560)       (5,505)                     (7)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash                                    24,000             -                   5,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 14,440        (5,505)                  4,993

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        -        19,945                       -

CASH AND CASH EQUIVALENTS, END OF PERIOD                         14,440        14,440                   4,993

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 8)













   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

                                                          NUMBER OF     CAPITAL   ADDITIONAL    DEFICIT, ACCUMULATED   STOCKHOLDERS'
                                                      COMMON SHARES       STOCK      PAID-IN  DURING THE DEVELOPMENT          EQUITY
                                                             ISSUED                  CAPITAL                   STAGE
                                                                              $            $                       $               $

BALANCE AT 10 MARCH 2005 (INCEPTION)
 Common shares issued for cash ($0.001 per share) -       5,000,000       5,000            -                       -           5,000
 18 March 2005
 Common shares issued for cash ($0.001 per share) -       4,000,000       4,000            -                       -           4,000
 5 April 2005
 Common shares issued for cash ($0.01 per share) -          675,000         675        6,075                       -           6,750
 13 April 2005
 Common shares issued for cash ($0.01 per share) -          825,000         825        7,425                       -           8,250
 21 April 2005
 Net loss for the period                                          -           -            -                 (7,055)         (7,055)

BALANCE AT 30 SEPTEMBER 2005                             10,500,000      10,500       13,500                 (7,055)          16,945
 Contributions to capital by related parties -                    -           -        3,600                       -           3,600
 expenses
 (Notes 5, 6 and 8)
 Net loss for the period                                          -           -            -                 (7,805)         (7,805)

BALANCE AT 31 MARCH 2006                                 10,500,000      10,500       17,100                (14,860)          12,740



















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

1.       NATURE AND CONTINUANCE OF OPERATIONS

    Nugget Resources Inc. (the "Company") was incorporated under the laws of the State of Nevada on 10 March 2005. The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

    The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises". The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

    The Company's financial statements as at 31 March 2006 and for each of the three month and six month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $7,805 for the six month period ended 31 March 2006 (31 March 2005 - $7) and has working capital of $12,740 at 31 March 2006 (31 March 2005 - $4,993, 30 September 2005 - $16,945).

    Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 2006. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    At 31 March 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

2.  SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of these financial statements.

    BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements have been prepared as of 31 March 2006 and for the three month and six month periods then ended, in accordance with accounting principles generally accepted in the United States of America relating to the preparation of financial statements for interim periods. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended 31 March 2006 are not necessarily indicative of the results that may be expected for the year ending 30 September 2006.

    These interim financial statements follow the same accounting policies and methods of their application as the most recent annual financial statements, except as noted below. These interim financial statements should be read in conjunction with the audited financial statements of the Company as at 30 September 2005.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In March 2006, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140. SFAS No. 156 may be adopted as early as 1 January 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after 15 September 2006 (e.g., 1 January 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said SFAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The adoption of SFAS No. 156 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

    In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The adoption of SFAS No. 155 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

    COMPARATIVE FIGURES

    Certain comparative figures have been adjusted to conform to the current period's presentation.

3.  MINERAL PROPERTY

    Pursuant to a mineral property purchase agreement dated 17 August 2005, the Company acquired a 100% undivided right, title and interest in a 524.728 hectacre mineral claim, located in the Similkameen Mining Division of British Columbia, Canada for a cash payment of $4,000 (paid). Since the Company has not established the commercial feasibility of the mineral claim, the acquisition costs have been expensed.

4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

    Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.  CAPITAL STOCK

    AUTHORIZED

    The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

    ISSUED AND OUTSTANDING

    The total issued and outstanding capital stock is 10,500,000 common shares with a par value of $0.001 per common share.

    During the six month period ended 31 March 2006, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Notes 6 and 8).

6.  RELATED PARTY TRANSACTIONS

    During the six month period ended 31 March 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $3,000 (31 March 2005 - $Nil, cumulative - $3,000) and $600 (31 March 2005 -
    $Nil, cumulative - $600) respectively (Notes 5 and 8). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

7.  INCOME TAXES

    The Company has losses carried forward for income tax purposes to 31 March 2006. There are no current or deferred tax expenses for the period ended 31 March 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

                                              FOR THE SIX MONTH PERIOD    FOR THE PERIOD FROM
                                                   ENDED 31 MARCH 2006    THE DATE OF INCEPTION
									  ON 10 MARCH 2005
									  TO 31 MARCH 2005
                                                                     $                      $

Deferred tax asset attributable to:
Current operations                                               2,654                      2
Contributions to capital by related                            (1,224)                      -
parties - expenses
Less: Change in valuation allowance                            (1,430)                     (2)

Net refundable amount                                                -                      -

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

    The composition of the Company's deferred tax assets as at 31 March 2006, 31 March 2005 and 30 September 2005 are as follows:

                                            AS AT 31 MARCH 2006  AS AT 31 MARCH 2005  AS AT 30 SEPTEMBER 2005
												(AUDITED)
                                                              $                    $                        $

Net income tax operating loss carryforward              (11,260)                  (7)                  (7,055)

Statutory federal income tax rate                           34%                  34%                      34%
Effective income tax rate                                    0%                   0%                       0%

Deferred tax assets                                       3,828                    2                    2,399
Less: Valuation allowance                                (3,828)                  (2)                  (2,399)

Net deferred tax asset                                        -                    -                        -

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 31 March 2006, the Company has an unused net operating loss carryforward balance of approximately $11,260 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 and 2026.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

8.    SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS


                                               FOR THE PERIOD FROM   FOR THE SIX     FOR THE PERIOD FROM
                                             THE DATE OF INCEPTION  MONTH PERIOD   THE DATE OF INCEPTION
                                                  ON 10 MARCH 2005      ENDED 31        ON 10 MARCH 2005
                                                  TO 31 MARCH 2006    MARCH 2006        TO 31 MARCH 2005

                                                                $             $                       $

Cash paid during the year for interest                          -             -                       -
Cash paid during the year for income taxes                      -             -                       -



    During the six month period ended 31 March 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $3,000 and $600 respectively (Notes 5 and 6).

FORWARD-LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding our financial position, business strategy, and plans and objectives of management for the future operations, are forward-looking statements.

Although we believe that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

ITEM 2. PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this report is to complete the recommended exploration program on the Raven property consisting of follow-up mapping and sampling. In addition, a review of the old workings along the western side of Raven Mountain will be visited and sampled. And finally, further work will be done in identifying the historic claim stakes and workings to identify the appropriate showings, adits, shafts and trenching. An adit is an opening driven horizontally into a side of a hill or mountain in order to access rock within. Trenching involves removing surface soil using a backhoe or bulldozer. Samples are then taken from the bedrock below and analyzed for mineral content.

We anticipate that the program will cost approximately $6,200.00. To date, we have not commenced exploration on the Raven property.

Ms. Brickner, our consulting geologist, will provide and recommend a budget for a Phase 2 upon completion of Phase One.

In the next 12 months, we also anticipate spending an additional $15,000 on professional fees and administrative expenses, including fees payable in connection with the filing of this registration statement and complying with reporting obligations.

Total expenditures over the next 12 months are therefore expected to be approximately $22,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Raven property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RESULTS OF OPERATIONS FOR PERIOD ENDING MARCH 31, 2006

We did not earn any revenues in the six-month period ended March 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $7,805 in the six-month period ended March 31, 2006. These operating expenses were comprised of $3,000 in the recorded value of donated management fees, $2,934 in legal and accounting fees, $725 in filing fees, $600 in donated rent, $331 in licenses and permits, $100 in share transfer agent fees, $66 in bank charges and interest and $49 in office and administration fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. This evaluation was conducted by Peter Sorel, our chief executive officer and David Matzele, our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

LIMITATIONS ON THE EFFECTIVE OF CONTROLS

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

CONCLUSIONS

Based upon their evaluation of our controls, Peter Sorel, our chief executive officer and David Matzele, our principal accounting officer, have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORT ON FORM 8-K

 31.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
 31.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
 32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

We did not file any current reports on Form 8-K during the period.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

June 14, 2006


Nugget Resources Inc.

/s/ Peter Sorel
------------------------------
Peter Sorel, President