Form 10QSB
period 2006-06-30
Nugget Resources Inc.
filed 2006-08-09
CIK 1356371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended June 30, 2006.

[    ]Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period          to

           Commission File Number   333-132648



                              Nugget Resources Inc.
            ___________________________________________________
         (Exact name of Small Business Issuer as specified in its charter)


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days   Yes  [ X ]   No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [   ]   No  [ X ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of August 8, 2006.

  NUGGET RESOURCES INC.
  (A DEVELOPMENT STAGE COMPANY)

  Financial Statements
  (Expressed in U.S. Dollars)
  (Unaudited)
  30 JUNE 2006

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                                 AS AT 30   	AS AT
								 JUNE 2006	30 SEPTEMBER 2005
										(AUDITED)
                                                                 $              $
ASSETS

CURRENT
Cash and cash equivalents                                          8,290             19,945

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                    730              3,000

STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 5)
Authorized
 75,000,000 common shares, par value $0.001
Issued and outstanding
 30 June 2006 - 10,500,000 common shares, par value $0.001
 30 September 2005 - 10,500,000 common shares, par value $0.001   10,500             10,500
ADDITIONAL PAID-IN CAPITAL                                        20,700             13,500
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                (23,640)            (7,055)

                                                                   7,560             16,945

                                                                   8,290             19,945

NATURE AND CONTINUANCE OF OPERATIONS (Note 0)

















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                              FOR THE PERIOD FROM  FOR THE THREE  FOR THE THREE   FOR THE NINE  FOR THE PERIOD FROM
                                                      THE DATE OF   MONTH PERIOD   MONTH PERIOD   MONTH PERIOD          THE DATE OF
                                                  INCEPTION ON 10  ENDED 30 JUNE  ENDED 30 JUNE  ENDED 30 JUNE      INCEPTION ON 10
                                                 MARCH 2005 TO 30           2006           2005           2006     MARCH 2005 TO 30
                                                        JUNE 2006                                                         JUNE 2005
                                                      $              $              $             $                    $

EXPENSES
Acquisition of mineral property interest                    4,000              -              -              -                    -
(Note 3)
Filing fees                                                 1,347            622              -          1,347                    -
Legal and accounting                                        9,299          3,865              -          6,799                    -
Management fees (Notes 5, 6 and 8)                          6,000          3,000              -          6,000                    -
Office and administration                                     194             24              7            139                   36
Organizational costs                                          500              -              -              -                    -
Rent (Notes 5, 6 and 8)                                     1,200            600              -          1,200                    -
Share transfer agent fees                                   1,100            669              -          1,100                    -

NET LOSS FOR THE PERIOD                                  (23,640)        (8,780)            (7)       (16,585)                 (36)

BASIC AND DILUTED LOSS PER COMMON SHARE                                  (0.001)        (0.001)        (0.002)              (0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                              10,500,000     10,053,846     10,500,000            9,380,000
USED IN PER SHARE CALCULATIONS

























   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                FOR THE PERIOD FROM THE     FOR THE    FOR THE FOR THE NINE  FOR THE PERIOD FROM THE
                                                DATE OF INCEPTION ON 10 THREE MONTH      THREE MONTH PERIOD  DATE OF INCEPTION ON 10
                                                  MARCH 2005 TO 30 JUNE      PERIOD      MONTH     ENDED 30    MARCH 2005 TO 30 JUNE
                                                                   2006    ENDED 30     PERIOD    JUNE 2006                     2005
                                                                          JUNE 2006   ENDED 30
                                                                                     JUNE 2005
                                                             $           $           $            $                $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                        (23,640)     (8,780)        (7)     (16,585)                    (36)
Adjustments to reconcile loss to net cash used
by operating activities
 Contributions to capital by related parties -                   7,200       3,600          -        7,200                       -
 expenses (Notes 5 and 6)

Changes in operating assets and liabilities
 Increase (decrease) in accounts payable and                       730        (970)         -       (2,270)                      -
 accrued liabilities

                                                               (15,710)     (6,150)        (7)     (11,655)                    (36)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash                                   24,000           -     19,000            -                  24,000

INCREASE (DECREASE) IN CASH AND CASH                             8,290      (6,150)    18,993      (11,655)                 23,964
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       -      14,440      4,971       19,945                       -

CASH AND CASH EQUIVALENTS, END OF PERIOD                         8,290       8,290     23,964        8,290                  23,964

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 8)



















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

                                                         NUMBER OF     CAPITAL   ADDITIONAL  DEFICIT, ACCUMULATED    STOCKHOLDERS'
                                                     COMMON SHARES       STOCK      PAID-IN            DURING THE           EQUITY
                                                            ISSUED                  CAPITAL     DEVELOPMENT STAGE
                                                                       $            $                  $                $

BALANCE AT 10 MARCH 2005 (INCEPTION)
 Common shares issued for cash ($0.001 per share) -      5,000,000       5,000            -                     -           5,000
 18 March 2005
 Common shares issued for cash ($0.001 per share) -      4,000,000       4,000            -                     -           4,000
 5 April 2005
 Common shares issued for cash ($0.01 per share) -         675,000         675        6,075                     -           6,750
 13 April 2005
 Common shares issued for cash ($0.01 per share) -         825,000         825        7,425                     -           8,250
 21 April 2005
 Net loss for the period                                         -           -            -               (7,055)          (7,055)

BALANCE AT 30 SEPTEMBER 2005                            10,500,000      10,500       13,500               (7,055)          16,945
 Contributions to capital by related parties -                   -           -        7,200                     -           7,200
 expenses
 (Notes 5, 6 and 0)
 Net loss for the period                                         -           -            -              (16,585)         (16,585)

BALANCE AT 30 JUNE 2006                                 10,500,000      10,500       20,700              (23,640)           7,560






















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

1.  NATURE AND CONTINUANCE OF OPERATIONS

    Nugget Resources Inc. (the "Company") was incorporated under the laws of the State of Nevada on 10 March 2005. The Company has acquired a mineral property located in the province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds from the sale thereof.

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

    The Company's financial statements as at 30 June 2006 and for each of the three month and nine month periods then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $16,585 for the nine month period ended 30 June 2006 (30 June 2005 - $36) and has working capital of $7,560 at 30 June 2006 (30 September 2005 - $16,945).

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

    At 30 June 2006, the Company had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

2.  SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of these financial statements.

    BASIS OF PRESENTATION

    The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. The Company's fiscal year end is 30 September.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

    MINERAL PROPERTY COSTS

    The Company has been in the exploration stage since its formation on 10 March 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

    Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for this stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

    FINANCIAL INSTRUMENTS

    The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. The Company's operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. The Company's financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

    DERIVATIVE FINANCIAL INSTRUMENTS

    The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    ENVIRONMENTAL EXPENDITURES

    The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable. The Company's policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

    Environmental expenditures that relate to ongoing environmental and reclamation programs are charged against earnings as incurred or capitalized and amortized depending on their future economic benefits. Estimated future reclamation and site restoration costs, when the ultimate liability is reasonably determinable, are charged against earnings over the estimated remaining life of the related business operation, net of expected recoveries.

    INCOME TAXES

    Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

    BASIC AND DILUTED NET LOSS PER SHARE

    The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

    COMPREHENSIVE LOSS

    SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 June 2006, the Company has no items that represent a comprehensive loss and therefore has not included a schedule of comprehensive loss in the financial statements.

    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas, and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company has evaluated SFAS No. 131 and does not believe it is applicable at this time.

    START-UP EXPENSES

    The Company has adopted Statement of Position SFAS No. 98-5, "Reporting the Costs of Start-up Activities", which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's expenses for the period from inception on 10 March 2005 to 30 June 2006.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

    FOREIGN CURRENCY TRANSLATION

    The Company's functional currency is the Canadian dollar and its reporting currency is the U.S. dollar. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation". Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Revenue and expense items are translated at the average rate of exchange prevailing during the year.

    Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders' equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income but are reported as other comprehensive income.
    No significant realized exchange gains or losses were recorded in the period ended 30 June 2006.

    USE OF ESTIMATES AND ASSUMPTIONS

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    The Company's periodic filings with the Securities and Exchange Commission (the "SEC") include, where applicable, disclosures of estimates, assumptions, uncertainties, and markets that could affect the financial statements and future operations of the Company.

    CONCENTRATIONS OF CREDIT RISK

    The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

    RISKS AND UNCERTAINTIES

    The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

    RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections" - A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.
    SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

    In March 2005, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

    In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

    In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

    the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005.
    The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

    The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company' s operations and financial position have not been disclosed.

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

    During the nine month period ended 30 June 2006, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Notes 6 and 0).

6.  RELATED PARTY TRANSACTIONS

    During the nine month period ended 30 June 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $6,000 (30 June 2005 - $Nil, cumulative - $6,000) and $1,200 (30 June 2005 -
    $Nil, cumulative - $1,200) respectively (Notes 5 and 0). These amounts have been recorded as an increase in expenditures and an increase in additional paid-in capital.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

7.  INCOME TAXES

    The Company has losses carried forward for income tax purposes to 30 June 2006. There are no current or deferred tax expenses for the period ended 30 June 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

    The provision for refundable federal income tax consists of the following:

                                             FOR THE NINE MONTH PERIOD   FOR THE PERIOD FROM
                                                    ENDED 30 JUNE 2006   THE DATE OF INCEPTION
									 ON 10 MARCH 2005 TO
									 30 JUNE 2005
                                                        $                    $
Deferred tax asset attributable to:
Current operations                                               5,639                12
Contributions to capital by related                            (2,448)                 -
parties - expenses
Less: Change in valuation allowance                            (3,191)               (12)

Net refundable amount                                                -                 -

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

    The composition of the Company's deferred tax assets as at 30 June 2006 and 30 September 2005 are as follows:

                                            AS AT 30 JUNE 2006  AS AT 30 SEPTEMBER 2005
								(AUDITED)
                                                   $                $

Net income tax operating loss carryforward            (16,440)         (7,055)

Statutory federal income tax rate                          34%             34%
Effective income tax rate                                   0%              0%

Deferred tax assets                                      5,590          2,399
Less: Valuation allowance                              (5,590)         (2,399)

Net deferred tax asset                                       -              -

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 30 June 2006, the Company has an unused net operating loss carryforward balance of approximately $16,440 that is available to offset future taxable income. This unused net operating loss carryforward balance for income tax purposes expires between the years 2025 and 2026.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

8.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS


                                               FOR THE PERIOD FROM  FOR THE NINE     FOR THE PERIOD FROM
                                             THE DATE OF INCEPTION  MONTH PERIOD   THE DATE OF INCEPTION
                                                  ON 10 MARCH 2005      ENDED 30        ON 10 MARCH 2005
                                                  TO 30 JUNE  2006     JUNE 2006         TO 30 JUNE 2006

                                                                $             $                       $

Cash paid during the year for interest                          -             -                       -
Cash paid during the year for income taxes                      -             -                       -

    During the nine month period ended 30 June 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $6,000 and $1,200 respectively (Notes 5 and 6).

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

We do not expect to earn any revenue from operations until we have either commenced mining operations on the Raven property or have sold an interest in the property to a third party. Before this occurs, we expect that we will have we will have to complete current recommended exploration on the property, as well as additional exploration recommended by a geologist.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

RESULTS OF OPERATIONS FOR PERIOD ENDING JUNE 30, 2006

We did not earn any revenues in the nine-month period ended June 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $16,585 in the nine-month period ended June 30, 2006. These operating expenses were comprised of $6,799 in legal and accounting fees, $6,000 in the recorded value of donated management fees, $1,347 in filing fees, $1,200 in donated rent, $1,100 in share transfer agent fees and $139 in office and administration fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. This evaluation was conducted by Peter Sorel, our chief executive officer and David Matzele, our principal accounting officer.

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

August 8, 2006


Nugget Resources Inc.

/s/ Peter Sorel
------------------------------
Peter Sorel, President