Form 10QSB/A
period 2006-03-31
Nugget Resources Inc.
filed 2006-11-15
CIK 1356371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-QSB /A

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes  [  X  ]   No  [
]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of November 14, 2006 .

  NUGGET RESOURCES INC.
  (A DEVELOPMENT STAGE COMPANY)

  Financial Statements
  (Expressed in U.S. Dollars)
  (Unaudited)
  31 MARCH 2006

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                            AS AT 31 MARCH  AS AT 31 MARCH AS AT 30 SEPTEMBER 2005
                                                                      2006            2005               (AUDITED)
                                                                     $               $                              $

ASSETS

CURRENT
Cash and cash equivalents                                           14,440           4,993                         19,945

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                    1,700               -                          3,000

STOCKHOLDERS' EQUITY
CAPITAL STOCK (Note 5)
Authorized
 75,000,000 common shares, par value $0.001
Issued and outstanding
 31 March 2006 - 10,500,000 common shares, par value
 $0.001
 31 March 2005 - 5,000,000 common shares, par value $0.001
 30 September 2005 - 10,500,000 common shares, par value
 $0.001								    10,500           5,000                         10,500
ADDITIONAL PAID-IN CAPITAL                                          17,100               -                         13,500
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                  (14,860)             (7)                        (7,055)

                                                                    12,740           4,993                         16,945

                                                                    14,440           4,993                         19,945

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

ON BEHALF OF THE BOARD:

/s/ "Peter Sorel"         Director      /s/ "David Matzele"       Director
Peter Sorel                             David Matzele

   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                   FOR THE PERIOD FROM THE  FOR THE THREE    FOR THE SIX   FOR THE PERIOD FROM THE
                                                   DATE OF INCEPTION ON 10   MONTH PERIOD   MONTH PERIOD   DATE OF INCEPTION ON 10
                                                    MARCH 2005 TO 31 MARCH ENDED 31 MARCH ENDED 31 MARCH    MARCH 2005 TO 31 MARCH
                                                                      2006           2006           2006                      2005
                                                                         $              $              $                         $

EXPENSES
Acquisition of mineral property interest (Note 3)                    4,000              -              -                         -
Bank charges and interest                                              121             48             66                         7
Filing fees                                                            725            725            725                         -
Legal and accounting                                                 5,434          1,459          2,934                         -
Licenses and permits                                                   331            331            331                         -
Management fees (Notes 5, 6 and 8)                                   3,000          3,000          3,000                         -
Office and administration                                               49             49             49                         -
Organizational costs                                                   500              -              -                         -
Rent (Notes 5, 6 and 8)                                                600            600            600                         -
Share transfer agent fees                                              100            100            100                         -

NET LOSS FOR THE PERIOD                                           (14,860)        (6,312)        (7,805)                       (7)

BASIC AND DILUTED EARNINGS PER COMMON SHARE                                       (0.001)        (0.001)                   (0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES USED
IN PER SHARE CALCULATIONS					               10,500,000     10,500,000                 5,000,000




















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                                        FOR THE PERIOD FOR THE SIX     FOR THE PERIOD
                                                                      FROM THE DATE OF       MONTH   FROM THE DATE OF
                                                                          INCEPTION ON      PERIOD       INCEPTION ON
                                                                         10 MARCH 2005    ENDED 31      10 MARCH 2005
                                                                      TO 31 MARCH 2006  MARCH 2006   TO 31 MARCH 2005
                                                                                     $           $                  $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                       (14,860)     (7,805)                (7)
 Adjustments to reconcile loss to net cash used by
 operating activities
   Contributions to capital by related parties -
   expenses (Notes 5 and 6)							 3,600       3,600                  -
Changes in operating assets and liabilities
 Increase (decrease) in accounts payable and accrued
 liabilities									 1,700     (1,300)                  -

                                                                               (9,560)     (5,505)                (7)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash                                                   24,000           -              5,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                14,440     (5,505)              4,993

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       -      19,945                  -

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        14,440      14,440              4,993

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

                                                          NUMBER OF     CAPITAL   ADDITIONAL    DEFICIT, ACCUMULATED   STOCKHOLDERS'
                                                      COMMON SHARES       STOCK      PAID-IN  DURING THE DEVELOPMENT          EQUITY
                                                             ISSUED                  CAPITAL                   STAGE
                                                                              $            $                       $               $

BALANCE AT 10 MARCH 2005 (INCEPTION)
 Common shares issued for cash ($0.001 per share) -
 18 March 2005						  5,000,000       5,000            -                       -           5,000
 Common shares issued for cash ($0.001 per share) -
 5 April 2005						  4,000,000       4,000            -                       -           4,000
 Common shares issued for cash ($0.01 per share) -
 13 April 2005						    675,000         675        6,075                       -           6,750
 Common shares issued for cash ($0.01 per share) -
 21 April 2005						    825,000         825        7,425                       -           8,250
 Net loss for the period                                          -           -            -                 (7,055)         (7,055)

BALANCE AT 30 SEPTEMBER 2005                             10,500,000      10,500       13,500                 (7,055)          16,945
 Contributions to capital by related parties -
 expenses
 (Notes 5, 6 and 8)				 		  -           -        3,600                       -           3,600
 Net loss for the period                                          -           -            -                 (7,805)         (7,805)

BALANCE AT 31 MARCH 2006                                 10,500,000      10,500       17,100                (14,860)          12,740



















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

    The provision for refundable federal income tax consists of the following:

                                                  			  FOR THE PERIOD FROM
                                                       			  THE DATE OF INCEPTION
					      FOR THE SIX MONTH PERIOD    ON 10 MARCH TO 2005
				                   ENDED 31 MARCH 2006    TO 31 MARCH 2005
                                                                     $                       $

Deferred tax asset attributable to:
Current operations                                               2,654                       2
Contributions to capital by related
parties - expenses						(1,224)                      -
Less: Change in valuation allowance                             (1,430)                     (2)

Net refundable amount                                                -                       -

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 MARCH 2006

8.    SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

             				      FOR THE PERIOD FROM      		   FOR THE PERIOD FROM
                                                      THE DATE OF             FOR          THE DATE OF
                                                     INCEPTION ON   THE SIX MONTH         INCEPTION ON
                                                 10 MARCH 2005 TO    PERIOD ENDED     10 MARCH 2005 TO
                                                    31 MARCH 2006   31 MARCH 2006        31 MARCH 2005

                                                               $                  $                  $

Cash paid during the year for interest                         -                  -                  -
Cash paid during the year for income taxes                     -                  -                  -



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

 November 14, 2006


Nugget Resources Inc.

/s/ Peter Sorel
------------------------------
Peter Sorel, President