Form 10QSB/A
period 2006-06-30
Nugget Resources Inc.
filed 2006-11-15
CIK 1356371

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                              FOR THE PERIOD FROM  FOR THE THREE  FOR THE THREE   FOR THE NINE  FOR THE PERIOD FROM
                                                      THE DATE OF   MONTH PERIOD   MONTH PERIOD   MONTH PERIOD          THE DATE OF
                                                  INCEPTION ON 10  ENDED 30 JUNE  ENDED 30 JUNE  ENDED 30 JUNE      INCEPTION ON 10
                                                 MARCH 2005 TO 30           2006           2005           2006     MARCH 2005 TO 30
                                                        JUNE 2006                                                         JUNE 2005
                                                                $              $              $              $                    $

EXPENSES
Acquisition of mineral property interest
(Note 3)						    4,000              -              -              -                    -
Filing fees                                                 1,347            622              -          1,347                    -
Legal and accounting                                        9,299          3,865              -          6,799                    -
Management fees (Notes 5, 6 and 8)                          6,000          3,000              -          6,000                    -
Office and administration                                     194             24              7            139                   36
Organizational costs                                          500              -              -              -                    -
Rent (Notes 5, 6 and 8)                                     1,200            600              -          1,200                    -
Share transfer agent fees                                   1,100            669              -          1,100                    -

NET LOSS FOR THE PERIOD                                   (23,640)        (8,780)            (7)       (16,585)                 (36)

BASIC AND DILUTED LOSS PER COMMON SHARE                                   (0.001)        (0.001)        (0.002)              (0.001)

WEIGHTED AVERAGE NUMBER OF COMMON
USED IN PER SHARE CALCULATIONS SHARES                                 10,500,000     10,053,846     10,500,000            9,380,000

























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
                                                                                     JUNE 2005
                                                                      $           $          $            $                        $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                        (23,640)     (8,780)        (7)     (16,585)                     (36)
Adjustments to reconcile loss to net cash used
by operating activities
 Contributions to capital by related parties -
 expenses (Notes 5 and 6)					  7,200       3,600          -        7,200                        -

Changes in operating assets and liabilities
 Increase (decrease) in accounts payable and
 accrued liabilities						    730       (970)          -      (2,270)                        -

                                                                (15,710)    (6,150)         (7)    (11,655)                     (36)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash                                    24,000          -      19,000           -                   24,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  8,290     (6,150)     18,993     (11,655)                   23,964

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        -      14,440      4,971       19,945                        -

CASH AND CASH EQUIVALENTS, END OF PERIOD                          8,290       8,290     23,964        8,290                   23,964

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Changes in Stockholders' Equity
(Expressed in U.S. Dollars)
(Unaudited)

                                                         NUMBER OF     CAPITAL   ADDITIONAL  DEFICIT, ACCUMULATED    STOCKHOLDERS'
                                                     COMMON SHARES       STOCK      PAID-IN            DURING THE           EQUITY
                                                            ISSUED                  CAPITAL     DEVELOPMENT STAGE
                                                                             $            $                     $                $

BALANCE AT 10 MARCH 2005 (INCEPTION)
 Common shares issued for cash ($0.001 per share) -
 18 March 2005						 5,000,000       5,000            -                     -            5,000
 Common shares issued for cash ($0.001 per share) -
 5 April 2005						 4,000,000       4,000            -                     -            4,000
 Common shares issued for cash ($0.01 per share) -
 13 April 2005						   675,000         675        6,075                     -            6,750
 Common shares issued for cash ($0.01 per share) -
 21 April 2005						   825,000         825        7,425                     -            8,250
 Net loss for the period                                         -           -            -                (7,055)          (7,055)

BALANCE AT 30 SEPTEMBER 2005                            10,500,000      10,500       13,500                (7,055)          16,945
 Contributions to capital by related parties -
 expenses
 (Notes 5, 6 and 0)					         -           -        7,200                     -            7,200
 Net loss for the period                                         -           -            -               (16,585)         (16,585)

BALANCE AT 30 JUNE 2006                                 10,500,000      10,500       20,700               (23,640)           7,560






















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

    The provision for refundable federal income tax consists of the following:

                                               		 		 FOR THE PERIOD FROM
                                                    	      FOR THE	 THE DATE OF INCEPTION
						    NINE MONTH PERIOD	 ON 10 MARCH 2005 TO
			                           ENDED 30 JUNE 2006    30 JUNE 2005
                                                                     $                  $

Deferred tax asset attributable to:
Current operations                                               5,639                 12
Contributions to capital by related parties - expenses          (2,448)                 -
Less: Change in valuation allowance                             (3,191)               (12)

Net refundable amount                                                -                  -

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 JUNE 2006

8.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

              				      FOR THE PERIOD FROM
                                                      THE DATE OF             FOR          THE DATE OF
                                                     INCEPTION ON  THE NINE MONTH         INCEPTION ON
                                                 10 MARCH 2005 TO    PERIOD ENDED     10 MARCH 2005 TO
                                                     30 JUNE 2006    30 JUNE 2006         30 JUNE 2005

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