Form 10KSB
period 2006-09-30
Nugget Resources Inc.
filed 2007-01-03
CIK 1356371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2006

               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________________ to __________________

                       Commission file number: 333-132648

                                 Nugget Resources Inc.
                 (Name of small business issuer in its charter)



             Nevada    				     Applied For
    (State or other jurisdiction of     (I.R.S. Employer Identification No.)
     incorporation or organization)

                             7322 Prince Edward Street
		  Vancouver, British Columbia, Canada  V5X 3P7
                    (Address of principal executive offices)

                                 (250) 385-8444
                           Issuer's telephone number

Securities to be registered pursuant to Section 12(b) of the Act:

	Title of each class           Name of each exchange on which
	to be so registered           each class is to be registered

              None	                           None

Securities to be registered pursuant to Section 12(g) of the Act:

                        	 Common Stock
                               (Title of Class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

              Yes    _____                               	No  X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

              Yes    X	                                No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

	      Yes    X   				No _____

State issuer's revenues for its most recent fiscal year:    Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

$55,000.00 as at January 3, 2007 based on the closing trading price of our common stock

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

      10,500,000  shares  of  common  stock as at January 3, 2007

                               TABLE OF CONTENTS

                                                                          PAGE

ITEM 1:  DESCRIPTION OF BUSINESS.............................................4

ITEM 2:  DESCRIPTION OF PROPERTY............................................11

ITEM 3:  LEGAL PROCEEDINGS..................................................11

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................11

ITEM 5:  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........11

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........12

ITEM 7:  FINANCIAL STATEMENTS...............................................14

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURES.......................................................30

ITEM 8A:  CONTROLS AND
PROCEDURES..................................................................30

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......30

ITEM 10:  EXECUTIVE COMPENSATION............................................32

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....32

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................33

ITEM 13:  EXHIBITS AND REPORTS..............................................33

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES............................34

PART I


ITEM 1:  DESCRIPTION OF BUSINESS

DESCRIPTION OF BUSINESS

IN GENERAL

We have commenced operations as an exploration stage company. We are engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover that demonstrate economic feasibility. We own a 100% interest in one mineral claim known as the Raven property. There is no assurance that a commercially viable mineral deposit exists on the property. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

Our plan of operation is to conduct exploration work on the Raven property in order to ascertain whether it possesses economic quantities of zinc, copper and silver. There can be no assurance that economic mineral deposits or reserves exist on the Raven property until appropriate exploration work is done and an economic evaluation based on such work concludes that production of minerals from the property is economically feasible.

Even if we complete our proposed exploration programs on the Raven property and they are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

DESCRIPTION, LOCATION AND ACCESS

The Raven Property is located approximately 17 kilometers northeast of Princeton, in southcentral British Columbia. Princeton in located on the junction of 2 major highways approximately 283 kilometers east of Vancouver. The property consists of 1 claim totaling 524.728 hectacres. Raven may be accessed from Princeton approximately 10 kilometers east through a north bound logging road.

Raven is located within the Coastal Mountain Ranges of southwestern British Columbia. Elevations range from 5,300 feet to 5,825 feet above see level. Topography is gentle rolling hills.

Vegetation consists of fir, cedar, hemlock, with low level brush cover consisting of assorted berry and thorn bushes.

The climate in the area is moderate seasonal climate. Precipitation tends to be moderate during the winter months with lesser amounts during the summer and early fall.

The claim is covered by glacial till with varying depths from six feet to over forty feet. Water is available from Stevens Creek tributaries.

RAVEN PROPERTY STAKING AND PURCHASE AGREEMENT

On August 17, 2005, we entered into an agreement with Mr. David Heyman of Langley, British Columbia, whereby he agreed stake and sell to us one mineral claim located approximately 17 kilometers northeast of Princeton, British Columbia in an area having the potential to contain zinc, copper and silver mineralization or deposits. In order to acquire a 100% interest in these claims, we paid $4,000 to Mr. Heyman.

EXPLORATION HISTORY

The Raven property area first saw small scale prospecting in the early
1860's for placer gold. Later work in the early 1900's sparked various small sporadic grassroots exploration work. Small work in the immediate property area consisted of ground supported geophysics and a geochemical survey.

GEOLOGICAL ASSESSMENT REPORT: RAVEN PROPERTY

We have obtained a geological summary report on the Raven property that was prepared by Ms. Renee Brickner, a geologist, of Vancouver, British Columbia. Ms. Brickner is a member of the Association of Professional Engineers and Geoscientists of British Columbia. She holds a Bachelor of Science degree in geology with Honors. The report discusses the geology of the area surrounding and particular to the Raven property, and makes a recommendation for further exploration work.

In her report, Ms. Brickner concludes that the Raven property has the potential to contain notable zinc, copper and silver mineralization within massive sulphide quartz related veins/zones. She says that reports and minfile both refer to historic (pre-1900) work including shafts, adits, pits and trenches. She is of the opinion that this data, coupled with geophysical and geochemical maps showing soil anomalies and magnetic anomalies, provides enough information to warrant further investigation to confirm the work and showings noted to date.

CONCLUSIONS

Ms. Brickner, the author of the geological report on the Raven property, believes that the area has potential for zinc, copper and silver mineralization. She is of the opinion that, based on the results from the work report, the property has several anomalous areas where follow-up mapping and sampling should be conducted. She is of the further opinion that the review of the old workings along the western side of Raven Mountain should be visited and sampled. Ms. Brickner is also recommending the identifying of the historic claim stakes and workings to properly identify the appropriate showings, adits, shafts and trenching. From there, areas of interest can be further delineated.

PROPOSED BUDGET FOR PHASE ONE

Approximate costs for the one phase program are as follows:

1.  Geologist (4 days at $400/day)                   $ 1,600.00
2.  Field Assistant (4 days at $250/day)             $ 1,000.00
3.  30 sample assays (prep and analysis)             $   630.00
4.  Data compilation                                 $ 1,000.00
5.  Digitizing                                       $   250.00
6.  Vehicle Rental (4 days at $60/day)               $   240.00
7.  Mileage (1000 km at $0.25/km)                    $   250.00
8.  Accommodation/Camp Costs (4 nights at $50/person)$   400.00
9.  Food                                             $   320.00
10. Miscellaneous                                    $   200.00
11. Gas                                              $   300.00
                          PROGRAM TOTAL              $ 6,190.00

Ms. Brickner will provide and recommend a budget for a Phase Two upon completion of Phase One.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Canada generally, and in the Province of British Columbia, specifically. The governmental agencies responsible for overseeing the exploration of minerals in Canada are primarily the Ministry of Natural Resources Canada and the Ministry of the Environment.. In British Columbia, the responsible government agency is the Ministry of Energy, Mines and Petroleum Resources.

Under these laws, prior to production, we have the right to explore the property, subject only to a notice of work which may entail posting a bond. In addition, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We can provide no assurance to investors that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known at this time.

We have budgeted for regulatory compliance costs in the proposed work program recommended by the geological report. Such costs will be less than $500 and will consist of having any significant soil or rock that is moved during the exploration process returned to its original location. Soil and rock movement during proposed exploration is anticipated to be negligible.

We will have to sustain the cost of reclamation and environmental mediation for all exploration (and development) work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. However, it is anticipated that such costs will not exceed $20,000 for future exploration phases. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or us in the event a potentially economic deposit is discovered.

If we enter into production, the cost of complying with permit and regulatory environment laws will be greater than in phase one because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

       -     Water discharge will have to meet water standards;

       -     Dust generation will have to be minimal or otherwise re-mediated;

       - Dumping of material on the surface will have to be re-contoured and re-vegetated;

       - An assessment of all material to be left on the surface will need to be environmentally benign;

       - Ground water will have to be monitored for any potential contaminants;

       - The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

       - There will have to be an impact report of the work on the local fauna and flora.

During the exploration phase, a bond will need to be provided covering possible land disturbance. In the case of normal fieldwork, this should be minimal. The costs of compliance with environmental regulations in the production phase are variable and cannot be determined at this time.

EMPLOYEES

We have no employees as of the date of this annual report other than our two directors.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

As of September 30, 2006, we had cash in the amount of $2,243. We currently do not have any operations and we have no income.

Our business plan calls for significant expenses in connection with the exploration of the Raven property. We will require additional financing in order to conduct exploration on the property and to determine whether the property contains economic mineralization. We will also require additional financing if the costs of the exploration of the Raven property are greater than anticipated.

We will require additional financing to sustain our business operations if we are not successful in earning revenues once exploration is complete. We do not currently have any arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including the market price for zinc, copper, and silver, and investor acceptance of our property and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. The only other anticipated alternative for the financing of further exploration would be our sale of a partial interest in the Raven property to a third party in exchange for cash or exploration expenditures, which is not presently contemplated.

BECAUSE WE HAVE NOT COMMENCED BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We have not yet commenced exploration on the Raven property. Accordingly, we have no way to evaluate the likelihood that our business will be successful. We were incorporated on March 10, 2005 and to date have been involved primarily in organizational activities and the acquisition of our mineral property. We have not earned any revenues as of the date of this prospectus. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We therefore expect to incur significant losses into the foreseeable future. We recognize that if we are unable to generate significant revenues from development of the Raven property and the production of minerals from the claims, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail. If we determine that the Raven property does not contain any reserves and that we are unable to complete our business plan with respect to the claims, we intend to acquire an interest or interests in additional mineral claims for exploration purposes. Additional acquisitions will depend upon our ability to raise additional funding through our sale of common stock.

BECAUSE OF THE SPECULATIVE NATURE OF EXPLORATION OF MINING PROPERTIES, THERE IS A SUBSTANTIAL RISK THAT OUR BUSINESS WILL FAIL.

The search for valuable minerals as a business is extremely risky. The likelihood of our mineral claims containing economic mineralization or reserves is extremely remote. Exploration for minerals is a speculative venture necessarily involving substantial risk. In all probability, the Raven property does not contain any reserves and funds that we spend on exploration will be lost. As well, problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan.

WE NEED TO CONTINUE AS A GOING CONCERN IF OUR BUSINESS IS TO SUCCEED. OUR INDEPENDENT AUDITOR HAS RAISED DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

The Independent Auditor's Report to our audited financial statements for the period ended September 30, 2006 indicates that there are a number of factors that raise substantial doubt about our ability to continue as a going concern. Such factors identified in the report are that we have no source of revenue and our dependence upon obtaining adequate financing. If we are not able to continue as a going concern, it is likely investors will lose all of their investment.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. The payment of such liabilities may have a material adverse effect on our financial position.

EVEN IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON THE RAVEN PROPERTY, WE MAY NOT BE ABLE TO SUCCESSFULLY COMMENCE COMMERCIAL PRODUCTION.

The Raven property does not contain any known bodies of mineralization. If our exploration programs are successful in establishing zinc, copper and silver of commercial tonnage and grade, we will require additional funds in order to place the property into commercial production. We may not be able to obtain such financing.

BECAUSE OUR PRESIDENT AND SECRETARY HAVE OTHER BUSINESS INTERESTS, THEY MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Our president, Mr. Peter Sorel spends approximately 50% his business time providing his services to us. Our secretary, Mr. David Matzele spends only about 10% of his business time providing his services to us. While Mr. Sorel and Mr. Matzele presently possess adequate time to attend to our interests, it is possible that the demands on Mr. Sorel and Mr. Matzele from their other obligations could increase with the result that they would no longer be able to devote sufficient time to the management of our business.

BECAUSE MANAGEMENT HAS ONLY LIMITED EXPERIENCE IN MINERAL EXPLORATION, OUR BUSINESS HAS A HIGHER RISK OF FAILURE.

None of our directors has any technical training in the field of geology and specifically in the areas of exploring for, starting and operating a mine. As a result, we may not be able to recognize and take advantage of potential acquisition and exploration opportunities in the sector without the aid of qualified geological consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in this industry. Their decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

IF A MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP, SHAREHOLDERS MAY BE UNABLE TO SELL THEIR SHARES.

There is currently no market for our common stock and no certainty that a market will develop. We currently plan to apply for listing of our common stock on the over the counter bulletin board upon the effectiveness of the registration statement, of which this prospectus forms a part. Our shares may never trade on the bulletin board. If no market is ever developed for our shares, it will be difficult for shareholders to sell their stock. In such a case, shareholders may find that they are unable to achieve benefits from their investment.

A PURCHASER IS PURCHASING PENNY STOCK WHICH LIMITS HIS OR HER ABILITY TO SELL THE STOCK.

The shares offered by this prospectus constitute penny stock under the Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, thus limiting investment liquidity. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Please refer to the "Plan of Distribution" section for a more detailed discussion of penny stock and related broker-dealer restrictions.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the "Risk Factors" section and elsewhere in this annual report.

ITEM 2:  DESCRIPTION OF PROPERTY

We own a 100% interest in the mineral claim comprising the Raven property. We do not own or lease any property other than the Raven property.

ITEM 3:  LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol NUGR. However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

We have not taken any steps to engage a market-marker to apply for quotation on the OTC Bulletin Board on our behalf. If we are able to engage a market-maker, we anticipate that it will take approximately two months for our securities to be quoted on the OTC Bulletin Board following submission of the application. However, there is no guarantee that our application will be approved. Even if we obtain an OTC Bulletin Board quotation, there is no assurance that there will be a liquid market for our stock.

We had 30 shareholders of record as at the date of this annual report.

DIVIDENDS

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. we would not be able to pay our debts as they become due in the usual course of business; or

2. our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

We did not earn any revenues for the year ended September 30, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $39,676 for the year ended September 30, 2006. These operating expenses were comprised of $17,498 in legal and accounting fees, $12,000 in management fees, $5,000 in mineral property expenditures $1,146 in filing fees, $114 in bank charges and interest, $331 in license and permit fees, $62 in office and miscellaneous fees, $2,400 in rent and $1,125 in transfer agent fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 7:  FINANCIAL STATEMENTS


















                              NUGGET RESOURCES INC.

                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2006











REPORT OF INDEPENDENT REIGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the balance sheets of NUGGET RESOURCES INC. as at 30 September 2006 and 2005, and the related statements of operations, cash flows and changes in stockholders' equity for the year ended 30 September 2006, from the period of inception on 10 March 2005 to 30 September 2005 and for the period from the date of inception on 10 March 2005 to 30 September 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 September 2006 and 2005 and the results of its operations, cash flows and changes in stockholders' equity for the year ended 30 September 2006, from the period of inception on 10 March 2005 to 30 September 2005 and for the period from the date of inception on 10 March 2005 to 30 September 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                         /s/ "James Stafford"

Vancouver, Canada                                        CHARTERED ACCOUNTANTS

6 December 2006

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
AS AT 30 SEPTEMBER

                                                                       2006     2005
                                                                          $        $

ASSETS

CURRENT
Cash and cash equivalents                                             2,243   19,945

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                    10,574    3,000

                                                                     10,574    3,000

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (Note 5)
Authorized
30 September 2006 - 75,000,000 of common shares, par value $0.001
Issued and outstanding
30 September 2006 - 10,500,000 common shares, par value $0.001
30 September 2005 - 10,500,000 common shares, par value $0.001       10,500   10,500
ADDITIONAL PAID-IN CAPITAL                                           27,900   13,500
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                  (46,731)  (7,055)

                                                                    (8,331)   16,945

                                                                      2,243   19,945

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)

ON BEHALF OF THE BOARD:

--------------- Director               ------------------- Director
Peter Sorel                            David Matzele

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)

         						FOR THE PERIOD				FOR THE PERIOD
                                              		FROM THE DATE OF                	FROM THE DATE OF
                                           		INCEPTION ON 	   FOR THE		INCEPTION ON
							10 MARCH 2005 TO   YEAR ENDED           10 MARCH 2005 TO
                                                        30 SEPTEMBER 2006  30 SEPTEMBER 2006    30 SEPTEMBER 2005


                                                        $           	  $                     $

EXPENSES
Mineral property expenditures (Note 3)                          9,000          5,000                    4,000

General and administrative (Schedule 1)                        37,731         34,676                    3,055

NET LOSS FOR THE PERIOD                                       (46,731)       (39,676)                  (7,055)

BASIC AND DILUTED LOSS PER COMMON SHARE                                       (0.004)                  (0.001)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
USED IN PER SHARE CALCULATIONS		                                  10,500,000                9,511,765

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)

                                           		FOR THE PERIOD				FOR THE PERIOD
                                              		FROM THE DATE OF                	FROM THE DATE OF
                                           		INCEPTION ON 	   FOR THE		INCEPTION ON
							10 MARCH 2005 TO   YEAR ENDED           10 MARCH 2005 TO
                                                        30 SEPTEMBER 2006  30 SEPTEMBER 2006    30 SEPTEMBER 2005
                                                         $                 $                    $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                      (46,731)         (39,676)                   (7,055)
 Adjustments to reconcile loss to  net cash used by
 operating activities
   Contributions to capital by related parties - expenses
    (Notes 5, 6, and 8)					      14,400           14,400                         -
Changes in operating assets and liabilities
 Increase in accounts payable and accrued liabilities         10,574            7,574                     3,000


                                                             (21,757)         (17,702)                   (4,055)

CASH FLOWS FROM FINANCING ACTIVITIES
Common shares issued for cash                                 24,000           -                         24,000

                                                              24,000           -                         24,000

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS						       2,243           2,243                     19,945

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD						           -          19,945                          -

CASH AND CASH EQUIVALENTS, END OF
PERIOD					                       2,243         (17,702)                    19,945

SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS (Note 8)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)

                                                         NUMBER OF     CAPITAL   ADDITIONAL  DEFICIT, ACCUMULATED    STOCKHOLDERS'
                                                     COMMON SHARES       STOCK      PAID-IN            DURING THE       DEFICIENCY
                                                            ISSUED                  CAPITAL     DEVELOPMENT STAGE
                                                                             $            $                     $                $

BALANCE AT 10 MARCH 2005 (INCEPTION)
 Common shares issued for cash ($0.001 per share) -      5,000,000       5,000            -                     -            5,000
 18 March 2005
 Common shares issued for cash ($0.001 per share) -      4,000,000       4,000            -                     -            4,000
 5 April 2005
 Common shares issued for cash ($0.01 per share) -         675,000         675        6,075                     -            6,750
 13 April 2005
 Common shares issued for cash ($0.01 per share) -         825,000         825        7,425                     -            8,250
 21 April 2005
 Net loss for the period                                         -           -            -               (7,055)          (7,055)

BALANCE AT 30 SEPTEMBER 2005                            10,500,000      10,500       13,500               (7,055)           16,945
 Contributions to capital by related parties -                   -           -       14,400                     -           14,400
 expenses
 (Notes 5, 6 and 8)
 Net loss for the period                                         -           -            -              (39,676)         (39,676)

BALANCE AT 30 SEPTEMBER 2006                            10,500,000      10,500       27,900              (46,731)          (8,331)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Schedule 1 - General and Administrative Expenses
(Expressed in U.S. Dollars)

                   					FOR THE PERIOD				FOR THE PERIOD
                                              		FROM THE DATE OF                	FROM THE DATE OF
                                           		INCEPTION ON 	   FOR THE		INCEPTION ON
							10 MARCH 2005 TO   YEAR ENDED           10 MARCH 2005 TO
                                                        30 SEPTEMBER 2006  30 SEPTEMBER 2006    30 SEPTEMBER 2005
                                                        $                  $                      $

Bank charges and interest                                       114             114                            -
Filing fees                                                   1,146           1,146                            -
Legal and accounting                                         19,998          17,498                        2,500
License and permits                                             331             331                            -
Management fees (Notes 5, 6 and 8)                           12,000          12,000                            -
Office and miscellaneous                                        617              62                          555
Rent (Notes 5, 6 and 8)                                       2,400           2,400                            -
Transfer agent fees                                           1,125           1,125                            -


                                                             37,731          34,676                        3,055

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


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

    The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards ("SFAS") No. 7. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced. Accordingly, no revenue has been derived during the organization period.

    The Company's financial statements as at 30 September 2006 and for the year then ended have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $39,676 for the year ended 30 September 2006 (2005 - $7,055) and has a working capital deficiency of $8,331 at 30 September 2006 (2005 - working capital of $16,945).

    Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company's capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2007. However, if the Company is unable to raise additional capital in the near future, due to the Company's liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

    At 30 September 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of these financial statements.



                                                                             (1)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006



    BASIS OF PRESENTATION

    The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars. The Company's fiscal year end is 30 September.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

    MINERAL PROPERTY COSTS

    The Company has been in the exploration stage since its formation 10 March 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

    Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company's title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

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


                                                                             (2)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


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

    BASIC AND DILUTED NET LOSS PER SHARE

    The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share ("EPS") on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

    COMPREHENSIVE LOSS

    SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at 30 September 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.



    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way


                                                                             (3)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


    that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

    START-UP EXPENSES

    The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred. Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 10 March 2005 to 30 September 2006.

    FOREIGN CURRENCY TRANSLATION

    The Company's functional and reporting currency is in U.S. dollars. The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

    USE OF ESTIMATES

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from these estimates.

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

    RISKS AND UNCERTAINTIES

    The Company operates in the resource exploration industry that is subject to significant risks and uncertainties,


                                                                             (4)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


    including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

    RECENT ACCOUNTING PRONOUNCEMENTS

    In May 2005, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 154, Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

    In March 2005, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 107 to give guidance on the implementation of SFAS No. 123R. The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

    In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

    In December 2004, the FASB issued SFAS No. 123R, Share Based Payment. SFAS No. 123R is a revision of SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS No. 123R requires that the compensation cost relating to share-based payment


                                                                             (5)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


    transactions be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

    The FASB has also issued SFAS No. 151, 152, 155 and 156, but they will not have an effect of the financial reporting of the Company.

3.  MINERAL PROPERTY

    Pursuant to a mineral property purchase agreement dated 17 August 2005, the Company acquired a 100% undivided right, title and interest in a 524.728 hectacre mineral claim, located in the Similkameen Mining Division of British Columbia, Canada for a cash payment of $4,000 (paid). During the year ended 30 September 2006, the Company has paid $5,000 for exploration
    work on the property.   Since the Company has not established the commercial
    feasibility of the mineral claim, the acquisition costs have been expensed.

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

         i. On 18 March 2005, 5,000,000 common shares of the Company were issued for cash proceeds of $5,000.

         ii. On 5 April 2005, 4,000,000 common shares of the Company were issued for cash proceeds of $4,000.

         iii. On 13 April 2005, 675,000 common shares of the Company were issued for cash proceeds of $6,750.

         iv. On 21 April 2005, 825,000 common shares of the Company were issued for cash proceeds of $8,250.

    At 30 September 2006, there were no outstanding stock options or warrants.

    During the year ended 30 September 2006, officers and/or directors of the Company made contributions to


                                                                             (6)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


    capital by the payment of Company expenses (Notes 6 and 8).

6.  RELATED PARTY TRANSACTIONS

    During the year ended 30 September 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $12,000 (30 September 2005 - $Nil, cumulative - $12,000) and $2,400 (30
    September 2005 - $Nil, cumulative - $2,400) respectively (Notes 5 and 8).

7.  INCOME TAXES

    The Company has losses carried forward for income tax purposes to 30 September 2006. There are no current or deferred tax expenses for the year ended 30 September 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.
    Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.



                                                                             (7)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


    The provision for refundable federal income tax consists of the following:

                                           FOR THE YEAR ENDED 30     FOR THE PERIOD FROM
                                                  SEPTEMBER 2006     THE DATE OF INCEPTION
								     ON 10 MARCH 2005 TO
                                                 		     30 SEPTEMBER 2005
                                                     $                  $

Deferred tax asset attributable to:
Current operations                                        13,489               (2,399)
Contributions to capital by related                       (4,896)                   -
parties - expenses
Less: Change in valuation allowance                       (8,593)               2,399

Net refundable amount                                          -                    -

    The composition of the Company's deferred tax assets as at 30 September 2006 and 2005 are as follows:

                                                 2006     2005
                                                    $        $

 Net income tax operating loss carryforward    32,331    7,055
                                           --------------------

 Statutory federal income tax rate                34%      34%
 Effective income tax rate                         0%       0%

 Deferred tax asset                            10,992    2,399
 Less: Valuation allowance                    (10,992)  (2,399)
                                           --------------------

 Net deferred tax asset                             -        -
                                           --------------------

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

    As at 30 September 2006, the Company has an unused net operating loss carry-forward balance of approximately $32,331 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between the years 2025 and 2026.




                                                                             (8)

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
30 September 2006


8.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

         						FOR THE PERIOD
                                              		FROM THE DATE OF
                                           		INCEPTION ON 	   FOR THE		FOR THE
							10 MARCH 2005 TO   YEAR ENDED           YEAR ENDED
                                                        30 SEPTEMBER 2006  30 SEPTEMBER 2006    30 SEPTEMBER 2005


                                                         $                  $                    $

Cash paid during the year for interest                            -                -                        -
Cash paid during the year for income taxes                        -                -                        -


    During the year ended 30 September 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $12,000 (30 September 2005 - $Nil, cumulative - $12,000) and $2,400 (30
    September 2005 - $Nil, cumulative - $2,400) respectively (Notes 5 and 6).


                                                                             (9)

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A:  CONTROLS AND PROCEDURES

EVALUTION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2006 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

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

CONCLUSIONS

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director                 Age

Peter Sorel                       54
David Matzele                     50


Executive Officers:

Name of Officer                  Age       	Office
---------------------            -----          -------
Peter Sorel                       54		President, Chief Executive Officer,
and a Director

David Matzele                     50		Secretary, Treasurer, Principal
						Accounting Officer and a Director


Set forth below is a brief description of the background and business experience of each of our executive officers and directors for the past five years.

Mr. Peter Sorel has acted as our President, Chief Executive Officer, and as a director since July 6, 2005. Since January, 2001 he has been employed as the store manager of Nugget Jewelers Inc., a retail jeweler store located in Victoria, British Columbia, Canada.

Mr. Sorel does not have any professional training or technical credentials in the exploration, development and operation of mines.

Mr. Sorel intends to devote 50% of his business time per week to our affairs.

Mr. David Matzele has acted as our President, Chief Executive Officer, Principal Accounting Officer, Secretary and as a director from our incorporation on March 10, 2005 until July 6, 2005. Since July 6, 2005 Mr. Matzele has acted as our Secretary, Principal Accounting Officer, Treasurer and as a director. Since January, 2001 Mr. Matzele has been self employed as a computer software consultant in Vancouver, British Columbia, Canada.

All directors are elected annually by our shareholders and hold office until the next Annual General Meeting. Each officer holds office at the pleasure of the board of directors. No director or officer has any family relationship with any other director or officer.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2006 all such filing requirements applicable to our officers and directors were complied with exception that reports were filed late by the following persons:


                                Number		Transactions  Known Failures
                                Of late 	Not Timely    To File a
Name and principal position     Reports 	Reported      Required Form
--------------------------- 	-----------    	------------  ---------------
Peter Sorel	                  1                0		    0
(President and CEO and director)

David Matzele	                  1                0		    0
(Secretary, treasurer and director)

ITEM 10:  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2006.


                           Annual Compensation                         Long Term Compensation
Name (1)         Title     Year Salary Bonus Other Annual Compensation Restricted Stock Options/ LTIP
                                                                       Awarded          SARs (#) payouts ($) All Other
                                                                                                             Compensation
Peter            President 2006 $0     0     0                         0                0        0              0
Sorel		 CEO & Director

David            Secretary 2006 $0     0     0                         0                0        0              0
Matzele          Treasurer

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at January 3, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and
(iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person and can be contacted at our executive office address.

TITLE OF      	NAME AND ADDRESS                  	BENEFICIAL     		PERCENT
CLASS         	OF BENEFICIAL OWNER               	OWNERSHIP      		OF CLASS

Common Stock  	David Matzele			  	5,000,000		47.6%
		Secretary, Principal Accounting
		Officer, Treasurer and Director
		7322 Prince Edward Street,
		Vancouver, BC, Canada

Common Stock	Peter Sorel				0			0%
		President, Chief Executive Officer
                and Director
		778 Fort Street,
		Victoria, BC, Canada

Common Stock	All officers and directors as a group
                that consists of two people           	5,000,000	        47.6%

The percent of class is based on 10,500,000 shares of common stock issued and outstanding as of the date of this annual report.


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any relative or spouse of any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, has or will materially affect us.


ITEM 13:  EXHIBITS AND REPORTS

Exhibits

  3.1*            Articles of Incorporation
  3.2*            Bylaws
  5.1*            Legal opinion
 10.1*		  Mineral Property Staking and Purchase Agreement date August 17, 2005
 31.1             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 31.2             Certification pursuant to Rule 13a-14(a) under the
                  Securities Exchange Act of 1934
 32.1             Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 32.2             Certification pursuant to 18 U.S.C. Section 1350, as
                  adopted pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002
 99.1*            Claims Location Map

 * filed as an exhibit to our registration statement on Form SB-2 dated March 22, 2006

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2006, we did not file any current reports on Form 8-K:

ITEM 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, James Stafford, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

					   Inception on
                                         March 10, 2005 to   Fiscal year ended
                                         September 30, 2005  September 30, 2006

Audit fees                                   $2,675                $3,482
Audit-related fees                             Nil                  Nil
Tax fees                                       Nil                  Nil
All other fees                                 Nil                 $5,410

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports on Form 10-QSB.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee's policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nugget Resources Inc.


By     /s/ Peter Sorel
       Peter Sorel
       President, CEO & Director
       Date: January 3, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By     /s/ Peter Sorel
       Peter Sorel
       President, CEO & Director
       Date: January 3, 2007


By     /s/ David Matzele
       David Matzele
       Secretary Principal Accounting Officer,
       Treasurer and Director
       Date: January 3, 2007