Form 10QSB
period 2006-12-31
Nugget Resources Inc.
filed 2007-02-14
CIK 1356371

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the period ended December 31, 2006.

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

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of February 13, 2007.

  NUGGET RESOURCES INC.
  (A DEVELOPMENT STAGE COMPANY)

  Financial Statements
  (Expressed in U.S. Dollars)
  (Unaudited)
  31 DECEMBER 2006

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited)

                                                                    AS AT 31   AS AT 30
                                                                    DECEMBER  SEPTEMBER
                                                                        2006       2006
                                                                              (AUDITED)
                                                                    $          $

ASSETS

CURRENT
Cash and cash equivalents                                              2,823      2,243

LIABILITIES

CURRENT
Accounts payable and accrued liabilities (Note 4)                     11,007     10,574
Due to related party (Note 6)                                          2,500          -

                                                                      13,507     10,574

STOCKHOLDERS' DEFICIENCY
CAPITAL STOCK (Note 5)
Authorized
31 December 2006 - 75,000,000 of common shares, par value $0.001
Issued and outstanding
31 December 2006 - 10,500,000 common shares, par value $0.001
31 December 2005 - 10,500,000 common shares, par value $0.001         10,500     10,500
ADDITIONAL PAID-IN CAPITAL                                            31,500     27,900
DEFICIT, ACCUMULATED DURING THE DEVELOPMENT STAGE                    (52,684)   (46,731)

                                                                     (10,684)    (8,331)

                                                                       2,823      2,243

NATURE AND CONTINUANCE OF OPERATIONS (Note 1)










   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

                                                            FOR THE PERIOD FROM THE      FOR THE THREE     FOR THE THREE
                                                               DATE OF INCEPTION ON    MONTHS ENDED 31   MONTHS ENDED 31
                                                  10 MARCH 2005 TO 31 DECEMBER 2006      DECEMBER 2006    DECEMBER  2005
                                                                     $                $                 $

EXPENSES
Mineral property expenditures (Note 3)                                       9,000                -                 -
General and administrative (Schedule 1)                                     43,684            5,953             3,893

NET LOSS FOR THE PERIOD                                                    (52,684)          (5,953)           (3,893)

BASIC AND DILUTED LOSS PER COMMON SHARE                                                      (0.001)           (0.000)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                                                 10,500,000        10,500,000
USED IN PER SHARE CALCULATIONS
























   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

                                                    	     FOR THE PERIOD FROM THE DATE OF	     FOR THE THREE   FOR THE THREE
                                                    		  INCEPTION ON 10 MARCH 2005          MONTHS ENDED    MONTHS ENDED
                                                    			      TO 31 DECEMBER           31 DECEMBER     31 DECEMBER
                                                     					2006                  2006            2005
                                                                                 $              	$               $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period                                                              (52,684)        	    (5,953)        (3,893)
 Adjustments to reconcile loss to net cash used
 by operating activities
   Contributions to capital by related parties                                        18,000                 3,600          3,600
   - expenses (Notes 5, 6, and 8)
Changes in operating assets and liabilities
 Increase in accounts payable and accrued                                             11,007                   433            275
 liabilities

                                                                                     (23,677)               (1,920)           (18)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in due to related party                                                       2,500                 2,500              -
Common shares issued for cash                                                         24,000                     -              -

                                                                                      26,500                 2,500              -

INCREASE (DECREASE) IN CASH AND CASH                                                   2,823                   580            (18)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    -          2,243          19,945

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      2,823          2,823          19,927

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Statements of Changes in Stockholders' Deficiency
(Expressed in U.S. Dollars)
(Unaudited)

                                                         NUMBER OF     CAPITAL   ADDITIONAL  DEFICIT, ACCUMULATED    STOCKHOLDERS'
                                                     COMMON SHARES       STOCK      PAID-IN            DURING THE       DEFICIENCY
                                                            ISSUED                  CAPITAL     DEVELOPMENT STAGE
                                                                             $            $                     $               $

BALANCE AT 10 MARCH 2005 (INCEPTION)
 Common shares issued for cash ($0.001 per share)       5,000,000       5,000            -                     -            5,000
 - 18 March 2005
 Common shares issued for cash ($0.001 per share)       4,000,000       4,000            -                     -            4,000
 - 5 April 2005
 Common shares issued for cash ($0.01 per share)          675,000         675        6,075                     -            6,750
 - 13 April 2005
 Common shares issued for cash ($0.01 per share)          825,000         825        7,425                     -            8,250
 - 21 April 2005
 Net loss for the period                                        -           -            -                (7,055)          (7,055)

BALANCE AT 30 SEPTEMBER 2005                            10,500,000      10,500       13,500               (7,055)          16,945
 Contributions to capital by related parties
 - expenses
 (Notes 5, 6 and 8)						-           -        14,400                    -           14,400
 Net loss for the year                                          -           -            -              (39,676)          (39,676)

BALANCE AT 30 SEPTEMBER 2006                            10,500,000      10,500       27,900             (46,731)           (8,331)
 Contributions to capital by related parties
 - expenses
 (Notes 5, 6 and 8)						-           -         3,600                   -             3,600
 Net loss for the period                                        -           -            -               (5,953)           (5,953)
BALANCE AT 31 DECEMBER 2006                             10,500,000      10,500       31,500             (52,684)          (10,684)
















   The accompanying notes are an integral part of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Schedule 1 - General and Administrative Expenses
(Expressed in U.S. Dollars)
(Unaudited)

                                                     	     FOR THE PERIOD FROM THE DATE OF	     FOR THE THREE   FOR THE THREE
                                                    		  INCEPTION ON 10 MARCH 2005          MONTHS ENDED    MONTHS ENDED
                                                    			      TO 31 DECEMBER           31 DECEMBER     31 DECEMBER
                                                     					2006                  2006            2005
                                                                             $                         $              $

Bank charges                                                               		159                     45               -

Filing fees and interest                                                 	      1,146                      -               -
Legal and accounting          							     21,980                  1,982             275
License and permits                                                        		331                      -               -
Management fees (Notes 5, 6 and 8)                                      	     15,000                  3,000           3,000
Office and miscellaneous                                                   		918                    301              18
Rent (Notes 5, 6 and 8)                                                  	      3,000                    600             600
Transfer agent fees                                                     	      1,150                     25               -

                                                                        	     43,684                  5,953           3,893
























   The accompanying notes are an integral part of these financial statements.

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

    The Company's financial statements as at 31 December 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss of $5,953 for the period ended 31 December 2006 (2005 - $3,893) and has a working capital deficiency of $10,684 at 31 December 2006 (30 September 2005 - $8,331).

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

    At 31 December 2006, the Company was not engaged in a business and had suffered losses from development stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.  SIGNIFICANT ACCOUNTING POLICIES

    The following is a summary of significant accounting policies used in the preparation of these financial statements.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

    SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

    SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company has evaluated this SFAS and does not believe it is applicable at this time.

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

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

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

         ii. On 5 April 2005, 4,000,000 common shares of the Company were issued for cash proceeds of $4,000.

         iii. On 13 April 2005, 675,000 common shares of the Company were issued for cash proceeds of $6,750.

         iv. On 21 April 2005, 825,000 common shares of the Company were issued for cash proceeds of $8,250.

    At 31 December 2006, there were no outstanding stock options or warrants.

    During the period ended 31 December 2006, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Notes 6 and 8).

6.  RELATED PARTY TRANSACTIONS

    During the period ended 31 December 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $3,000 (31 December 2005 - $3,000, cumulative - $15,000) and $3,000 (31 December
    2005 - $600, cumulative - $3,000) respectively (Notes 5 and 8).

    During the period ended 31 December 2006, a director of the Company advanced $2,500 to the Company. The amount is non interest bearing and has no specific terms of repayment.

7.  INCOME TAXES

    The Company has losses carried forward for income tax purposes to 31 December 2006. There are no current or deferred tax expenses for the period ended 31 December 2006 due to the Company's loss position. The Company has fully reserved for any benefits of these losses. The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period.
    Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

    The provision for refundable federal income tax consists of the following:

                                                            FOR THE PERIOD FROM THE      FOR THE THREE     FOR THE THREE
                                                               DATE OF INCEPTION ON    MONTHS ENDED 31   MONTHS ENDED 31
                                                  10 MARCH 2005 TO 31 DECEMBER 2006      DECEMBER 2006    DECEMBER  2005
                                                                                 $                        $            $

Deferred tax asset attributable to:
Current operations                                                          17,913                    2,024        1,324
Contributions to capital by related parties - expenses                      (6,120)                  (1,224)      (1,224)
Less: Change in valuation allowance                                         11,793                    (800)         (100)

Net refundable amount                                                            -                       -	       -

The composition of the Company's deferred tax assets as at 31 December 2006 and 30 September 2006 are as follows:

                                              AS AT 31 DECEMBER  AS AT 30 SEPTEMBER
                                                           2006      2006 (AUDITED)
                                                              $                   $

Net income tax operating loss carryforward                2,353              32,331

Statutory federal income tax rate                           34%                 34%
Effective income tax rate                                    0%                  0%

Deferred tax assets                                         800              10,992
Less: Valuation allowance                                  (800)            (10,992)

Net deferred tax asset                                        -                   -

    The potential income tax benefit of these losses has been offset by a full valuation allowance.

NUGGET RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Expressed in U.S. Dollars)
31 December 2006
(Unaudited)

    As at 31 December 2006, the Company has an unused net operating loss carry-forward balance of approximately $34,684 that is available to offset future taxable income. This unused net operating loss carry-forward balance expires between the years 2025 and 2026.

8.  SUPPLEMENTAL DISCLOSURES WITH RESPECT TO CASH FLOWS

                                                            FOR THE PERIOD FROM THE      FOR THE PERIOD   FOR THE PERIOD
                                                               DATE OF INCEPTION ON    	       ENDED 31         ENDED 31
                                                  10 MARCH 2005 TO 31 DECEMBER 2006       DECEMBER 2006    DECEMBER 2005
                                                              		         $                   $                $

Cash paid during the year for interest                              		 -                   -                -

Cash paid during the year for income taxes                                       -                   -                -


During the period ended 31 December 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $3,000 (31 December 2005 - $3,000, cumulative - $15,000) and $600 (31 December 2005
- $600, cumulative - $3,000) respectively (Notes 5 and 6).

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

RESULTS OF OPERATIONS FOR PERIOD ENDING DECEMBER 31, 2006

We did not earn any revenues in the three-month period ended December 31, 2006. We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful. We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $5,953 in the three-month period ended December 31, 2006. These operating expenses were comprised of $1,982 in legal and accounting fees, $3,000 in the recorded value of donated management fees, $600 in donated rent, bank charges and interest, $25 in share transfer agent fees and $301 in office and administration fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

ITEM 3 CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. This evaluation was conducted by Peter Sorel, our chief executive officer and David Matzele, our principal accounting officer.

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

February 13, 2007


Nugget Resources Inc.

/s/ Peter Sorel
------------------------------
Peter Sorel, President

                                  Exhibit 31.1

                                 CERTIFICATION

I, Peter Sorel, President and Chief Executive Officer of Nugget Resources Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Nugget Resources
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  February 13, 2007


/s/ Peter Sorel

-------------------------------------------
Peter Sorel, President and C.E.O.
Principal Executive Officer

                                  Exhibit 31.2

                                 CERTIFICATION

I, David Matzele, C.F.O., Treasurer and Director of Nugget Resources Inc., certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Nugget Resources
Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     a) designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

     d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

 a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process summarize and report financial information; and

 b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting

Date:  February 13, 2007

/s/ David Matzele
----------------------------------

David Matzele
Treasurer and Director
Principal Financial Officer

                                  Exhibit 32.1


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Nugget Resources Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 13, 2007


/s/ Peter Sorel
-------------------------------------------
Peter Sorel, President and C.E.O.
(Principal Executive Officer)

                                  Exhibit 32.2


                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Nugget Resources Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

   1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  February 13, 2007


/s/ David Matzele
---------------------------------------
David Matzele, Principal Financial Officer