Form 10QSB
period 2007-03-31
Nugget Resources Inc.
filed 2007-05-15
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2007.

[    ]  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to

Commission File Number   333-132648

Nugget Resources Inc.

___________________________________________________

(Exact name of Small Business Issuer as specified in its charter)

Nevada	Pending

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

778 Fort Street
Victoria, British Columbia, Canada	V8W 1H2

(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	250-385-8444

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of May 14, 2007.

Nugget Resources Inc.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2007

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 31 March 2007	As at 30 September 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	1,241	2,243

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	9,978	10,574
Due to related party (Note 6)	5,000	-

	14,978	10,574

Stockholders’ deficiency
Capital stock (Note 5)
Authorized
31 March 2007 – 75,000,000 of common shares, par value $0.001
Issued and outstanding
31 March 2007 – 10,500,000 common shares, par value $0.001
30 September 2006 – 10,500,000 common shares, par value $0.001	10,500	10,500
Additional paid-in capital	35,100	27,900
Deficit, accumulated during the development stage	(59,337)	(46,731)

	(13,737)	(8,331)

	1,241	2,243

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

Director
Peter Sorel

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 10 March 2005 to 31 March 2007	For the three month period ended 31 March 2007	For the three month period ended 31 March 2006	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
		$	$	$	$

Expenses
Mineral property expenditures (Note 3)	9,000	-	-	-	-
General and administrative (Schedule 1)	50,337	6,653	6,312	12,606	7,805

Net loss for the period	(59,337)	(6,653)	(6,312)	(12,606)	(7,805)

Basic and diluted loss per common share		(0.001)	(0.001)	(0.001)	(0.001)

Weighted average number of common shares used in per share calculations		10,500,000	10,500,000	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 10 March 2005 to 31 March 2007	For the six months ended 31 March 2007	For the six months ended 31 March 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(59,337)	(12,606)	(7,805)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5, 6, and 8)	21,600	7,200	3,600
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	9,978	(596)	(1,300)

	(27,759)	(6,002)	(5,505)

Cash flows from financing activities
Increase in due to related party (Note 6)	5,000	5,000	-
Common shares issued for cash (Note 5)	24,000	-	-

	29,000	5,000	-

Increase (decrease) in cash and cash equivalents	1,241	(1,002)	(5,505)

Cash and cash equivalents, beginning of period	-	2,243	19,945

Cash and cash equivalents, end of period	1,241	1,241	14,440

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005	5,000,000	5,000	-	-	5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss for the period	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5, 6 and 8)	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5, 6 and 8)	-	-	7,200	-	7,200
Net loss for the period	-	-	-	(12,606)	(12,606)
Balance at 31 March 2007	10,500,000	10,500	35,100	(59,337)	(13,737)

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Schedule 1 – General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 10 March 2005 to 31 March 2007	For the three month period ended 31 March 2007	For the three month period ended 31 March 2006	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
		$	$	$	$

Expenses
Bank charges and interest	182	23	48	68	66
Filing fees	1,271	125	725	125	725
Legal and accounting	24,384	2,404	1,459	4,386	2,934
Licenses and permits	331	-	331	-	331
Management fees (Notes 5, 6 and 8)	18,000	3,000	3,000	6,000	3,000
Office and miscellaneous	1,419	501	49	802	49
Rent (Notes 5, 6 and 8)	3,600	600	600	1,200	600
Transfer agent fees	1,150	-	100	25	100

	50,337	6,653	6,312	12,606	7,805

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

1.

Nature and Continuance of Operations

Nugget Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 10 March 2005.  The Company has acquired a mineral property located in the Province of British Columbia, Canada and has not yet determined whether this property contains reserves that are economically recoverable.  The recoverability of property expenditures will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company’s interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the property agreement and upon future profitable production or proceeds for the sale thereof.

The Company is a development stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principle operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 March 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $12,606 for the six month period ended 31 March 2007 (2006 - $7,805) and has a working capital deficiency of $13,737 at 31 March 2007 (30 September 2006 –  $8,331).

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2007.  However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 31 March 2007, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

(1)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to development stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is 30 September.

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

Although the Company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee the Company’s title.  Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Financial instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments.  The Company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates.  The Company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates.  Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Derivative financial instruments

The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

(2)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

Environmental expenditures

The operations of the Company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs.  Both the likelihood of new regulations and their overall effect upon the Company vary greatly and are not predictable.  The Company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

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

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements.  As at 31 March 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(3)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

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

Start-up expenses

The Company has adopted Statement of Position No. 98-5, Reporting the Costs of Start-up Activities, which requires that costs associated with start-up activities be expensed as incurred.  Accordingly, start-up costs associated with the Company's formation have been included in the Company's general and administrative expenses for the period from the date of inception on 10 March 2005 to 31 March 2007.

Foreign currency translation

The Company’s functional and reporting currency is in U.S. dollars.  The financial statements of the Company are translated to U.S. dollars in accordance with SFAS No. 52, Foreign Currency Translation.  Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income.  The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and related party payables.  The Company places its cash and cash equivalents with financial institutions of high credit worthiness.  At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits.  The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

(4)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Recent accounting pronouncements

In May 2005, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 154, Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3.  SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after 15 December 2005.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In March 2005, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin (“SAB”) No. 107 to give guidance on the implementation of SFAS No. 123R.  The Company will consider SAB No. 107 during implementation of SFAS No. 123R.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005.  Early application is permitted and companies must apply the standard prospectively.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

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

(5)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  SFAS No. 123R requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  Public entities that file as small business issuers will be required to apply SFAS No. 123R in the first interim or annual reporting period that begins after 15 December 2005.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or its financial position.

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

(6)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

At 31 March 2007, there were no outstanding stock options or warrants.

During the period ended 31 March 2007, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Notes 6 and 8).

6.

Related Party Transactions

During the period ended 31 March 2007, officers and/or directors of the Company made contributions to capital for management fees and rent of $6,000 (31 March 2006 - $3,000, cumulative - $18,000) and $1,200 (31 March 2006 - $600, cumulative - $3,600) respectively (Notes 5 and 8).

During the period ended 31 March 2007, a director of the Company advanced $5,000 to the Company.  The amount is non interest bearing and has no specific terms of repayment.

7.

Income Taxes

The Company has losses carried forward for income tax purposes to 31 March 2007.  There are no current or deferred tax expenses for the period ended 31 March 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate. Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

(7)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

The provision for refundable federal income tax consists of the following:

	For the period from the date of inception on 10 March 2005 to 31 March 2007	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
	$	$	$

Deferred tax asset attributable to:
Current operations	20,175	4,286	2,654
Contributions to capital by related parties - expenses	(7,344)	(2,448)	(1,224)
Less: Change in valuation allowance	(12,831)	(1,838)	(1,430)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 31 March 2007 and 30 September 2006 are as follows:

	As at 31 March 2007	As at 30 September 2006 (Audited)
	$	$

Net income tax operating loss carryforward	37,737	32,331

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	12,831	10,992
Less: Valuation allowance	(12,831)	(10,992)

Net deferred tax asset	-	-

The potential income tax benefit of these losses has been offset by a full valuation allowance.

(8)

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

31 March 2007

(Unaudited)

As at 31 March 2007, the Company has an unused net operating loss carry-forward balance of approximately $37,737 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between the years 2025 and 2026.

8.

Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 10 March 2005 to 31 March 2007	For the six month period ended 31 March 2007	For the six month period ended 31 March 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the period ended 31 March 2007, officers and/or directors of the Company made contributions to capital for management fees and rent of $6,000 (31 March 2006 - $3,000, cumulative - $18,000) and $1,200 (31 March 2006 - $600, cumulative - $3,600) respectively (Notes 5 and 6).

(9)

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

(10)

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

Results Of Operations For Period Ending March 31, 2007

We did not earn any revenues in the six-month period ended March 31, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $12,606 in the six-month period ended March 31, 2007.  These operating expenses were comprised of $4,386 in legal and accounting fees, $6,000 in the recorded value of donated management fees, $1,200 in donated rent, filing fees of $125 and bank charges and interest of $68, $25 in share transfer agent fees and $802 in office and administration fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007.  This evaluation was conducted by Peter Sorel, our chief executive officer.

(11)

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

Conclusions

Based upon their evaluation of our controls, Peter Sorel, our chief executive officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared.  There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding.  Management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

(12)

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

May 14, 2007

Nugget Resources Inc.

/s/ Peter Sorel
Peter Sorel, President

(13)

Exhibit 31.1

CERTIFICATION

I, Peter Sorel, President, Chief Executive Officer of Nugget Resources Inc., certify that:

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  May 14, 2007

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
Principal Executive Officer

(14)

Exhibit 31.2

CERTIFICATION

I, Peter Sorel, C.F.O., Treasurer and Director of Nugget Resources Inc., certify that:

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

4.

The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e))  and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

d)

disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  May 14, 2007

/s/ Peter Sorel
Peter Sorel
Treasurer and Director
Principal Financial Officer

(15)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 14, 2007

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
(Principal Executive Officer)

(16)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  May 14, 2007

/s/ Peter Sorel
Peter Sorel, Principal Financial Officer

(17)