Form 10QSB
period 2007-06-30
Nugget Resources Inc.
filed 2007-08-08
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-QSB

[ X ]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2007.

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of August 7, 2007.

Nugget Resources Inc.

(A Development Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2007

Nugget Resources Inc.

(A Development Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Unaudited)

	As at 30 June 2007	As at 30 September 2006 (Audited)
	$	$

Assets

Current
Cash and cash equivalents	1,629	2,243

Liabilities

Current
Accounts payable and accrued liabilities (Note 4)	9,374	10,574
Due to related party (Note 6)	8,000	-

	17,374	10,574

Stockholders’ deficiency
Capital stock (Note 5)
Authorized
30 June 2007 – 75,000,000 of common shares, par value $0.001
Issued and outstanding
30 June 2007 – 10,500,000 common shares, par value $0.001
30 June 2006 – 10,500,000 common shares, par value $0.001	10,500	10,500
Additional paid-in capital	38,700	27,900
Deficit, accumulated during the development stage	(64,945)	(46,731)

	(15,745)	(8,331)

	1,629	2,243

Nature and Continuance of Operations (Note 1)

On behalf of the Board:

/s/ Peter Sorel	Director
Peter Sorel

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 10 March 2005 to 30 June 2007	For the three month period ended 30 June 2007	For the nine month period ended 30 June 2007	For the three month period ended 30 June 2006	For the nine month period ended 30 June 2006
		$	$	$	$

Expenses
Mineral property (Note 3)	9,000	-	-	-	-
General and administrative (Schedule 1)	55,945	5,608	18,214	8,780	16,585

Net loss for the period	(64,945)	(5,608)	(18,214)	(8,780)	(16,585)

Basic and diluted earnings per common share		(0.001)	(0.002)	(0.001)	(0.002)

Weighted average number of common shares used in per share calculations		10,500,000	10,500,000	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 10 March 2005 to 30 June 2007	For the nine month period ended 30 June 2007	For the nine month period ended 30 June 2006
	$	$	$

Cash flows from operating activities
Net loss for the period	(64,945)	(18,214)	(16,585)
Adjustments to reconcile loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5, 6, and 8)	25,200	10,800	7,200
Changes in operating assets and liabilities
Increase (decrease) in accounts payable and accrued liabilities	9,374	(1,200)	(2,270)

	(30,371)	(8,614)	(11,655)

Cash flows from financing activities
Increase in due to related party	8,000	8,000	-
Common shares issued for cash	24,000	-	-

	32,000	8,000	-

Increase (decrease) in cash and cash equivalents	1,629	(614)	(11,655)

Cash and cash equivalents, beginning of period	-	2,243	19,945

Cash and cash equivalents, end of period	1,629	1,629	8,290

Supplemental Disclosures with Respect to Cash Flows (Note 8)

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Statements of Changes in Stockholders’ Deficiency

(Expressed in U.S. Dollars)

(Unaudited)

	Number of common shares issued	Capital stock	Additional paid-in capital	Deficit, accumulated during the development stage	Stockholders’ deficiency
		$	$	$	$

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005	5,000,000	5,000	-	-	5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss for the period	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5, 6 and 8)	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5, 6 and 8)	-	-	10,800	-	10,800
Net loss for the period	-	-	-	(18,214)	(18,214)
Balance at 30 June 2007	10,500,000	10,500	38,700	(64,945)	(15,745)

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Schedule 1 – General and Administrative Expenses

(Expressed in U.S. Dollars)

(Unaudited)

	For the period from the date of inception on 10 March 2005 to 30 June 2007	For the three month period ended 30 June 2007	For the nine month period ended 30 June 2007	For the three month period ended 30 June 2006	For the nine month period ended 30 June 2006
		$	$	$	$

Expenses
Bank charges and interest	205	23	91	24	90
Filing fees	1,271	-	125	292	1,017
Legal and accounting	25,884	1,500	5,886	3,864	6,798
Licenses and permits	331	-	-	-	331
Management fees (Notes 5, 6 and 8)	21,000	3,000	9,000	3,000	6,000
Office and miscellaneous	1,904	485	1,287	-	49
Rent (Notes 5, 6 and 8)	4,200	600	1,800	600	1,200
Transfer agent fees	1,150	-	25	1,000	1,100

	55,945	5,608	18,214	8,780	16,585

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

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

The Company’s financial statements as at 30 June 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a loss of $18,214 for the period ended 30 June 2007 (2006 - $16,585) and has a working capital deficiency of $15,745 at 30 June 2007 (30 September 2006 – $8,331).

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

At 30 June 2007, the Company was not engaged in a business and had suffered losses from development stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

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

30 June 2007

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

30 June 2007

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

30 June 2007

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

30 June 2007

(Unaudited)

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

30 June 2007

(Unaudited)

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

At 30 June 2007, there were no outstanding stock options or warrants.

During the period ended 30 June 2007, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Notes 6 and 8).

6.

Related Party Transactions

During the period ended 30 June 2007, officers and/or directors of the Company made contributions to capital for management fees and rent of $9,000 (30 June 2006 - $6,000, cumulative - $21,000) and $1,800 (30 June 2006 - $1,200, cumulative - $4,200) respectively (Notes 5 and 8).

During the period ended 30 June 2007, a director of the Company advanced $8,000 to the Company.  The amount is non-interest bearing, unsecured, and has no specific terms of repayment.

7.

Income Taxes

The Company has losses carried forward for income tax purposes to 30 June 2007.  There are no current or deferred tax expenses for the period ended 30 June 2007 due to the Company’s loss position. The Company has fully reserved for any benefits of these losses.  The deferred tax consequences of temporary differences in reporting items for financial statement and income tax purposes are recognized, as appropriate.  Realization of the future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period.  Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

(Unaudited)

The provision for refundable federal income tax consists of the following:

	For the period from the date of inception on 10 March 2005 to 30 June 2007	For the nine month period ended 30 June 2007	For the nine month period ended 30 June 2006
	$	$	$

Deferred tax asset attributable to:
Current operations	22,081	6,193	5,639
Contributions to capital by related parties - expenses	(8,568)	(3,672)	(2,448)
Less: Change in valuation allowance	(13,513)	(2,521)	(3,191)

Net refundable amount	-	-	-

The composition of the Company’s deferred tax assets as at 30 June 2007 and 30 September 2006 are as follows:

	As at 30 June 2007	As at 30 September 2006 (Audited)
	$	$

Net income tax operating loss carryforward	39,745	32,331

Statutory federal income tax rate	34%	34%
Effective income tax rate	0%	0%

Deferred tax assets	13,513	10,992
Less: Valuation allowance	(13,513)	(10,992)

Net deferred tax asset	-	-

Nugget Resources Inc.

(A Development Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 June 2007

(Unaudited)

The potential income tax benefit of these losses has been offset by a full valuation allowance.

As at 30 June 2007, the Company has an unused net operating loss carry-forward balance of approximately $39,745 that is available to offset future taxable income.  This unused net operating loss carry-forward balance expires between the years 2025 and 2026.

8.

Supplemental Disclosures with Respect to Cash Flows

	For the period from the date of inception on 10 March 2005 to 30 June 2007	For the period ended 30 June 2007	For the period ended 30 June 2006
	$	$	$

Cash paid during the year for interest	-	-	-
Cash paid during the year for income taxes	-	-	-

During the period ended 30 June 2007, officers and/or directors of the Company made contributions to capital for management fees and rent of $9,000 (30 June 2006 - $6,000, cumulative - $21,000) and $1,800 (30 June 2006 - $1,200, cumulative - $4,200) respectively (Notes 5 and 6).

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

Results Of Operations For Period Ending June 30, 2007

We did not earn any revenues in the nine-month period ended June 30, 2007.  We do not anticipate earning revenues unless we enter into commercial production on the Raven property, which is doubtful.  We have not commenced the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the property, or if such minerals are discovered, that we will enter into commercial production.

We incurred operating expenses in the amount of $18,214 in the nine-month period ended June 30, 2007.  These operating expenses were comprised of $5,886 in legal and accounting fees, $9,000 in the recorded value of donated management fees, $1,800 in donated rent, filing fees of $125, bank charges and interest of $91, $25 in share transfer agent fees and $1,287 in office and administration fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007.  This evaluation was conducted by Peter Sorel, our chief executive officer.

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

August 7, 2007

Nugget Resources Inc.

/s/ Peter Sorel
Peter Sorel, President

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  August 7, 2007

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
Principal Executive Officer

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

a)

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date:  August 7, 2007

/s/ Peter Sorel
Peter Sorel
Treasurer and Director
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 7, 2007

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date:  August 7, 2007

/s/ Peter Sorel
Peter Sorel, Principal Financial Officer