Form 10KSB
period 2007-09-30
Nugget Resources Inc.
filed 2007-12-31
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________to__________________

Commission file number: 333-132648

Nugget Resources Inc.
(Name of small business issuer in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

778 Fort Street Street
Victoria, British Columbia, Canada V8W 1H2
(Address of principal executive offices)

     (250)385-8444
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

Yes X  No_____

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

$55,000 as at December 27, 2007 based on the last sale's price of our common stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

10,500,000 shares of common stock as at December 27, 2007

PART I

ITEM 1: DESCRIPTION OF BUSINESS

We commenced operations as an exploration stage company. During the fiscal year ended September 30, 2007, we held an interest in one mineral claim known as the Raven property located approximately 17 kilometers northeast of Princeton, in south central British Columbia. However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has lapsed.

We are reviewing other potential acquisitions in the resource and non-resource sectors. While we are in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Employees

We have no employees as of the date of this annual report other than our two directors.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

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

IF WE DO NOT OBTAIN ADDITIONAL FINANCING, OUR BUSINESS WILL FAIL.

Our current operating funds are less than necessary to complete any acquisition of a business interest and fund its future development. As of September 30, 2007, we had no cash on hand. We currently do not have any operations and we have no income. We will require additional funds to review, acquire and develop business assets. We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required.

BECAUSE WE DO NOT HAVE ANY BUSINESS OPERATIONS, WE FACE A HIGH RISK OF BUSINESS FAILURE.

We were incorporated on March 10, 2005 and have been involved in the acquisition and exploration of mineral exploration properties. We were unsuccessful in this initial business plan and are now seeking to acquire an interest in alternative assets. We may not be able to identify and acquire any interest in suitable business assets.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will fail.

BECAUSE OUR CONTINUATION AS A GOING CONCERN IS IN DOUBT, WE WILL BE FORCED TO CEASE BUSINESS OPERATIONS UNLESS WE CAN GENERATE PROFITABLE OPERATIONS IN THE FUTURE.

We have incurred losses since our inception resulting in an accumulated deficit of $75,951 at September 30, 2007. Further losses are anticipated in the acquisition and development of a business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise financing to meet our obligations, we will be insolvent and will cease business operations.

BECAUSE OUR PRESIDENT HAS OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, WHICH COULD CAUSE OUR BUSINESS TO FAIL.

Our president, Mr. Peter Sorel spends approximately 50% of his business time providing his services to us. It is possible that the demands on Mr. Sorel from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business.

OUR COMMON SHARES ARE CONSIDERED PENNY STOCK, WHICH LIMITS AN INVESTOR’S ABILITY TO SELL THE STOCK.

Our shares of common stock constitute penny stock under the Securities and Exchange Act. The shares will remain penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his or her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in our company will be subject to rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

Forward-Looking Statements

This annual report contains forward-looking statements that involve risks and uncertainties. We use words such as anticipate, believe, plan, expect, future, intend and similar expressions to identify such forward-looking statements. You should not place too much reliance on these forward-looking statements. Our actual results are most likely to differ materially from those anticipated in these forward-looking statements for many reasons, including the risks faced by us described in the “Risk Factors” section and elsewhere in this annual report.

ITEM 2: DESCRIPTION OF PROPERTY

We do not own or lease any property.

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

ITEM 6: PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this annual report is to continue to review other potential acquisitions in the resource and non-resource sectors. Currently, we are in the process of completing due diligence reviews of several business opportunities. We expect that these reviews could cost us a total of $25,000 in the next 12 months.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $50,000.

We do not currently have enough funds on hand to cover our anticipated expenses for the next 12 months. We anticipate that additional funding will be required in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing.

Results of Operations for the Fiscal Year Ended September 30, 2007

We did not earn any revenues for the year ended September 30, 2007. We incurred operating expenses in the amount of $29,220 for the year ended September 30, 2007 consisting of general and administrative expenses. At September 30, 2007, we had no assets and had total liabilities recorded at $23,151. These consisted of a $1,201 bank overdraft, account payable and accrued liabilities of $11,950 and $10,000 due to a related party.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 7: Financials

Nugget Resources Inc.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
30 September 2007

The accompanying notes are an integral part of these financial statements.

Report of Independent registered Public Accounting Firm

To the Board of Directors and Stockholders
Nugget Resources, Inc.
British Columbia, Canada

We have audited the accompanying balance sheet of Nugget Resources, Inc. (An Exploration Stage Company) as of September 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and from inception (March 10, 2005) to September 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nugget Resources, Inc. (An Exploration Stage Company) as of September 30, 2007 and the related statements of operations, stockholders’ deficit and cash flows for the year then ended, and from inception (March 10, 2005) to September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the financial statements, the Company has suffered losses from operations; current liabilities exceed current assets, and the Company has an accumulated deficit of $75,951, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

December 6, 2007

JAMES STAFFORD

James Stafford, Inc.*
Chartered Accountants
Suite 350 – 1111 Melville Street
Vancouver, British Columbia
Canada V6E 3V6
Telephone +1 604 669 0711
Facsimile +1 604 669 0754
* Incorporated professional, James Stafford, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Nugget Resources Inc.
(A Development Stage Company)

We have audited the balance sheets of Nugget Resources Inc. as at 30 September 2006 and 2005, and the related statements of operations, cash flows and changes in stockholders’ equity for the year ended 30 September 2006, from the period of inception on 10 March 2005 to 30 September 2005 and for the period from the date of inception on 10 March 2005 to 30 September 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of 30 September 2006 and 2005 and the results of its operations, cash flows and changes in stockholders’ equity for the year ended 30 September 2006, from the period of inception on 10 March 2005 to 30 September 2005 and for the period from the date of inception on 10 March 2005 to 30 September 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note Error! Bookmark not defined. to the financial statements, conditions exist which raise substantial doubt about the Company’s ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management’s plans in regard to these matters are also described in Note Error! Bookmark not defined.. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s “James Stafford”
Vancouver, Canada	Chartered Accountants

6 December 2006

Nugget Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 30	As at 30
	September	September
	2007	2006
	(Audited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$-	$2,243

Total Current Assets	-	2,243

TOTAL ASSETS	$-	$2,243

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$1,201	$-
Accounts payable and accrued liabilities (Note 4)	11,950	10,574
Due to related party (Note 6)	10,000	-

Total Current Liabilities	23,151	10,574

TOTAL LIABILITIES	23,151	10,574

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000
shares; issued and outstanding: 10,500,000	10,500	10,500
Additional paid-in capital	42,300	27,900
Deficit accumulated during the exploration stage	(75,951)	(46,731)

Total Stockholders’ Deficit	(23,151)	(8,331)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$2,243

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the year	For the year	From inception on
	ended	ended	10 March 2005 to
	30 September	30 September	30 September
	2007	2006	2007

Revenues	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	5,000	9,000
General and administrative	14,820	20,276	38,151
Management fees – related party (Note 6)	12,000	12,000	24,000
Rent expense – related party (Note 6)	2,400	2,400	4,800

Net loss	$(29,220)	$(39,676)	$(75,951)

Basic loss per common share	$(0.003)	$(0.004)

Weighted average number of common
shares	10,500,000	10,500,000

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
(Expressed in U.S. Dollars)

				Deficit,
				accumulated
	Number of		Additional	during the
	common		paid-in	Exploration	Stockholders’
	shares issued	Capital stock	capital	stage	deficit

Balance at 10 March 2005
(inception)
Common shares issued for cash
($0.001 per share) - 18 March
2005	5,000,000	$5,000	$-	$-	$5,000
Common shares issued for cash
($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash
($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash
($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss for the period	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	14,400
Net loss for the year	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	14,400
Net loss for the period	-	-	-	(29,220)	(29,220)
Balance at 30 September 2007	10,500,000	$10,500	$42,300	$(75,951)	$(23,151)

The accompanying notes are an integral part of these financial statements.

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			From
	For the year	For the year	inception on 10
	ended	ended	March 2005 to
	30 September	30 September	30 September
	2007	2006	2007

Cash flows from operating activities
Net loss	$(29,220)	$(39,676)	$(75,951)
Adjustments to reconcile net loss to net cash used by
operating activities
Contributions to capital by related parties – expenses
(Notes 5 and 6)	14,400	14,400	28,800
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities
	1,376	7,574	11,950

Net cash used in operating activities	(13,444)	(17,702)	(35,201)

Cash flows from financing activities
Bank overdraft	1,201	-	1,201
Due to related party	10,000	-	10,000
Common shares issued for cash	-	-	24,000

Net cash provided by financing activities	11,201	-	35,201

Increase (decrease) in cash and cash equivalents	(2,243)	(17,702)	-

Cash and cash equivalents, beginning of period	2,243	19,945	-

Cash and cash equivalents, end of period	$-	$2,243	$-

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

1.	Nature of Operations

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

The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 30 September 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a loss for the years ended 30 September 2007 and 2006 of $29,220 and $39,676, respectively and has a working capital deficiency of $23,151 and $8,331, respectively.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital. Management believes that the Company’s capital resources should be adequate to continue operating and maintaining its business strategy during the fiscal year ending 30 September 2008. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2007, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Mineral property costs

The Company has been in the exploration stage since its formation 10 March 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are charged to operations as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

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

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

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

Concentrations of credit risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds and as such, it believes that any associated credit risk exposures are limited.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Recent accounting pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an Amendment of

FASB Statements No. 133 and 140" ("SFAS No. 155"). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders' election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of

Financial Assets-an Amendment of FASB Statement No. 140" ("SFAS No. 156"). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our financial condition or results of operations.

In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006.

FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements. We do not expect the adoption of SFAS 159 to have material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008.

3.	Mineral Property

Pursuant to a mineral property purchase agreement dated 17 August 2005, the Company acquired a 100% undivided right, title and interest in a 524.728 hectare mineral claim, located in the Similkameen Mining Division of British Columbia, Canada for a cash payment of $4,000 (paid). During the year ended 30 September 2006, the Company paid $5,000 for exploration work on the property. The Company was unable to keep the mineral claim in good standing due to lack of funding and has lost its interest in the mineral claim..

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

At 30 September 2007, there were no outstanding stock options or warrants.

During the period ended 30 September 2007, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.	Related Party Transactions

During the periods ended 30 September 2007 and 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $12,000 and $2,400 for both years, respectively (Note 5).

During the period ended 30 September 2007, a director of the Company advanced $10,000 to the Company. The amount is unsecured, non interest bearing and is due on demand.

7.	Income Taxes

At September 30, 2007 and 2006, the Company had a federal operating loss carryforward of approximately $47,200 and $32,300, respectively, which begins to expire in 2025.

The provision for income taxes consisted of the following components for the years ended September 30,:

	2007	2006
Current:
Federal	$--	$--
Foreign	--	--
Deferred:	--	--

	$--	$--

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30,:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$16,031	$10,992
Total deferred tax assets	16,031	10,992
Less: Valuation Allowance	(16,031)	(10,992)
Net Deferred Tax Assets	$--	$--

The valuation allowance for deferred tax assets as of September 30, 2007 and 2006 was $16,031 and $10,992, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2007 and 2006, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended September 30,:

	2007	2006

Federal statutory tax rate	(34.0)%	(34.0)%
Foreign	(4.5)%	(4.5)%
Change in valuation
allowance	38.5%	38.5%

Effective tax rate	0.0%	0.0%

8.	Subsequent Event

Subsequent to the year ended 30 September 2007, a director of the Company advanced $6,000 to the Company. This amount is unsecured, non interest bearing and has no specific terms of repayment.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and our principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost- effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, the chief executive officer and principal accounting officer has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director	Age

Peter Sorel	55

Executive Officers:

Name of Officer	Age	Office

Peter Sorel	55	President, Chief Executive
		Officer, Secretary, Treasurer
		and a Director

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended September 30, 2007 all such filing requirements applicable to our officers and directors were complied except for reports filed late by the following persons:

Name and principal	Number	Transactions Not Timely	Known Failures
position
_______________	Of late Reports	Reported	To File a Required Form

Peter Sorel	0	0	1
(President and CEO,
secretary, treasurer and
director)

ITEM 10: EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal year ended September 30, 2007.

Annual Compensation

					Other	Restricted	Options/	LTIP	Other
						Stock		SARs	payouts	Comp
Name	Title	Year	Salary	Bonus	Comp.	Awarded	(#)	($)

Peter	Pres.	2007	$0	0	0	0	0	0	0
Sorel	CEO &
	Dir
		2006	$0	0	0	0	0	0	0

David	Former	2007	$0	0	0	0	0	0	0
Matzele	Sec. &
	Treas.
		2006	$0	0	0	0	0	0	0

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of common stock at December 27, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person.

TITLE OF	NAME AND ADDRESS	BENEFICIAL	PERCENT
CLASS	OF BENEFICIAL	OWNERSHIP	OF CLASS
	OWNER

Common Stock	Peter Sorel	5,000,000	47.62%
	President, Chief
	Executive Officer,
	Secretary, Treasurer and
	Director
	778 Fort Street,
	Victoria, BC, Canada

Common Stock	All officers and directors as	5,000,000	47.62%
	a group that consists of one
	person

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

* filed as an exhibit to our registration statement on Form SB-2 dated March 22, 2006

Reports on Form 8-K

During and subsequent to the last quarter of fiscal 2007, we did not file any current reports on Form 8-K.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, James Stafford, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	September 30, 2007	September 30, 2006

Audit fees	$5,000	$3,482
Audit-related fees	Nil	Nil
Tax fees	Nil	Nil
All other fees	$0	$5,410

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
Peter Sorel
President, CEO & Director
Secretary Principal Accounting Officer,
Principal Financial Officer,Treasurer
and Director

        Date: December 28, 2007

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ Peter Sorel
Peter Sorel
President, CEO & Director
Secretary Principal Accounting Officer,
Principal Financial Officer,Treasurer
and Director

Exhibit 31.1

CERTIFICATION

I, Peter Sorel, President and Chief Executive Officer of Nugget Resources, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Nugget Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

Date: December 28, 2007

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
(Principal Executive Officer)

     Exhibit 31.2

CERTIFICATION

I, Peter Sorel, Treasurer and Director of Nugget Resources, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Nugget Resources, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting

Date: December 28, 2007

/s/ Peter Sorel
Peter Sorel, Secretary, Treasurer and Director
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Sorel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Nugget Resources, Inc., for the fiscal year ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Nugget Resources, Inc.

Date: December 28, 2007

/s/ Peter Sorel
Peter Sorel
President, C.E.O. and Director
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Peter Sorel, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Annual Report on Form 10-KSB of Nugget Resources, Inc., for the fiscal year ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Annual Report on Form 10-KSB fairly presents in all material respects the financial condition and results of operations of Nugget Resources, Inc.

Date: December 28, 2007

/s/ Peter Sorel
Peter Sorel
Secretary, Treasurer and Director
(Principal Financial Officer and
Principal Accounting Officer)