Form 10QSB
period 2007-09-30
Nugget Resources Inc.
filed 2008-02-06
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2007.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to

Commission File Number 333-132648

     Nugget Resources Inc.
___________________________________________________
(Exact name of Small Business Issuer as specified in its charter)

Nevada	Pending
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

778 Fort Street
Victoria, British Columbia, Canada	V8W 1H2
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	250-385-8444

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of February 5, 2008.

Nugget Resources Inc.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
31 December 2007

Nugget Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 31	As at 30
	December	September
	2007	2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$5,362	$-

Total Current Assets	5,362	-

TOTAL ASSETS	$5,362	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$-	$1,201
Accounts payable and accrued liabilities (Note 4)	14,579	11,950
Due to related party (Note 6)	20,000	10,000

Total Current Liabilities	34,579	23,151

TOTAL LIABILITIES	34,579	23,151

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as at December 31, 2007 and
September 30, 2007: 10,500,000	10,500	10,500
Additional paid-in capital	45,900	42,300
Deficit accumulated during the exploration stage	(85,617)	(75,951)

Total Stockholders’ Deficit	(29,217)	(23,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$5,362	$-

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the three months ended 31 December 2007 (Unaudited)	For the three months ended 31 December 2006 (Unaudited)	From inception on 10 March 2005 to 31 December 2007 (Unaudited)

Revenues	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	-	9,000
General and administrative	6,066	2,353	44,217
Management fees – related party (Note 6)	3,000	3,000	27,000
Rent expense – related party (Note 6)	600	600	5,400

Net loss	$(9,666)	$(5,953)	$(85,617)

Basic loss per common share	$(0.001)	$(0.001)

Weighted average number of common
shares	10,500,000	10,500,000

Nugget Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Deficit
(Expressed in U.S. Dollars)
(Unaudited)

				Deficit,
				accumulated
	Number of		Additional	during the
	common	Common	paid-in	Exploration	Stockholders’
	shares issued	stock	capital	stage	deficit

Balance at 10 March 2005
(inception)
Common shares issued for cash
($0.001 per share) - 18 March
2005	5,000,000	$5,000	$-	$-	$5,000
Common shares issued for cash
($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash
($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash
($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(29,220)	(29,220)
	10,500,000	$10,500	$42,300	$(75,951)	$(23,151)
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	3,600	-	3,600
Net loss	-	-	-	(9,666)	(9,666)
Balance at 31 December 2007	10,500,000	$10,500	$45,900	$(85,617)	$(29,217)

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			From
	For the three	For the three	inception on 10
	months ended	months ended	March 2005 to
	31 December	31 December	31 December
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(9,666)	$(5,953)	$(85,617)
Adjustments to reconcile net loss to net cash used by
operating activities
Contributions to capital by related parties – expenses
(Notes 5 and 6)	3,600	3,600	32,400
Changes in operating assets and liabilities
Increase in accounts payable and accrued liabilities	1,428	433	14,579

Net cash used in operating activities	(4,638)	(1,920)	(38,638)

Cash flows from financing activities
Due to related party	10,000	2,500	20,000
Common shares issued for cash	-	-	24,000

Net cash provided by financing activities	10,000	2,500	44,000

Increase in cash and cash equivalents	5,362	580	5,362

Cash and cash equivalents, beginning of period	-	2,243	-

Cash and cash equivalents, end of period	$5,362	$2,823	$5,362

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

1.	Basis of Presentation and Nature of Operations

The accompanying Financial Statements of Nugget Resources, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on From 10-KSB for the year ended September 30, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company at December 31, 2007, and the results of its operations and cash flows for the three months ended December 31, 2007. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Nugget Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 10 March 2005. The Company is currently investigating prospective mineral property acquisitions. The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 December 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company had a loss for the three months ended December 31, 2007 and 2006 of $9,666 and $5,953, respectively and has a working capital deficiency of $29,217 and $10,684, respectively.

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

At 31 December 2007, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Pursuant to a mineral property purchase agreement dated 17 August 2005, the Company acquired a 100% undivided right, title and interest in a 524.728 hectare mineral claim, located in the Similkameen Mining Division of British Columbia, Canada for a cash payment of $4,000 (paid). During the year ended 30 September 2006, the Company paid $5,000 for exploration work on the property. The Company was unable to keep the mineral claim in good standing due to lack of funding and has lost its interest in the mineral claim.

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

At 31 December 2007, there were no outstanding stock options or warrants.

During the period ended 31 December 2007, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.	Related Party Transactions

During the three month periods ended 31 December 2007 and 2006, officers and/or directors of the Company made contributions to capital for management fees and rent of $3,000 and $600 for both years, respectively (Note 5).

During the three month period ended 31 December 2007, a director of the Company advanced $10,000 to the Company. The amount is unsecured, non interest bearing and is due on demand.

7.	Subsequent Event

Subsequent to the period ended 31 December 2007, a director of the Company advanced $2,000 to the Company. This amount is unsecured, non interest bearing and has no specific terms of repayment.

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

Item 2. Plan of Operation

Our plan of operation for the twelve months following the date of this report is to continue to review other potential acquisitions in the resource and non-resource sectors. Currently, we are in the process of completing due diligence reviews of several business opportunities. We expect that these reviews could cost us a total of $25,000 in the next 12 months.

As well, we anticipate spending an additional $25,000 on administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $50,000.

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our directors, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next nine months. We do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results Of Operations For Period Ending December 31, 2007

We did not earn any revenues in the three-month period ended December 31, 2007. We incurred operating expenses in the amount of $9,666 in the three-month period ended December 31, 2007. These operating expenses were comprised of $3,000 in the recorded value of donated management fees, $600 in donated rent and $6,066 in general and administration fees.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. This evaluation was conducted by Peter Sorel, our chief executive officer. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported.

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

February 5, 2008

Nugget Resources Inc.

/s/ Peter Sorel
Peter Sorel, President

Exhibit 31.1

CERTIFICATION

I, Peter Sorel, President, Chief Executive Officer of Nugget Resources Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Nugget Resources Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

Date: February 5, 2008

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
Principal Executive Officer

Exhibit 31.2

CERTIFICATION

I, Peter Sorel, C.F.O., Treasurer and Director of Nugget Resources Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Nugget Resources Inc.;

2.	Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d- 15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the registrant and have:

a)	designed such disclosure controls and procedures, or caused such disclosure control and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)	evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation;

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

Date: February 5, 2008

/s/ Peter Sorel Peter Sorel
Treasurer and Director
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 5, 2008

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350 AS
ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended December 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: February 5, 2008

/s/ Peter Sorel
Peter Sorel, Principal Financial
Officer