Form 10QSB
period 2008-03-31
Nugget Resources Inc.
filed 2008-05-12
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2008

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 333-132648

     Nugget Resources Inc.
___________________________________________________
(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-1049972
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

778 Fort Street
Victoria, British Columbia, Canada	V8W 1H2
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	250-385-8444

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 10,500,000 shares of common stock with par value of $0.001 per share outstanding as of May 12 , 2008.

Nugget Resources Inc.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
31 March 2008

Nugget Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 31	As at 30
	March	September
	2008	2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash and cash equivalents	$509	$-

Total Current Assets	509	-

TOTAL ASSETS	$509	$-

Liabilities and Stockholders’ Deficit

Current Liabilities
Bank overdraft	$-	$1,201
Accounts payable and accrued liabilities (Note 4)	10,299	11,950
Due to related party (Note 6)	25,000	10,000

Total Current Liabilities	35,299	23,151

TOTAL LIABILITIES	35,299	23,151

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of March 31, 2008 and September
30, 2007: 10,500,000	10,500	10,500
Additional paid-in capital	49,500	42,300
Deficit accumulated during the exploration stage	(94,790)	(75,951)

Total Stockholders’ Deficit	(34,790)	(23,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$509	$-

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

					From
		For the three			inception (10
	For the three	months ended	For the six	For the six	March 2005)
	months ended	31 March	months ended	months ended	to 31 March
	31 March 2008	2007	31 March 2008	31 March 2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	-	-	-	9,000
General and administrative	5,573	3,053	11,639	5,406	49,790
Management fees – related party (Note 6)	3,000	3,000	6,000	6,000	30,000
Rent expense – related party (Note 6)	600	600	1,200	1,200	6,000

Net loss	$(9,173)	$(6,653)	$(18,839)	$(12,606)	$(94,790)

Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common
shares basic	10,500,000	10,500,000	10,500,000	10,500,000

Nugget Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
From Inception (10, March 2005) to 31, March 2008

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	common	Common	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficit

Balance at 10 March 2005
(inception)
Common shares issued for cash
($0.001 per share) - 18 March
2005	5,000,000	$5,000	$-	$-	$5,000
Common shares issued for cash
($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash
($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash
($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	10,500,000	$10,500	$42,300	$(75,951)	$(23,151)
Contributions to capital by
related parties – expenses
(Notes 5 and 6)	-	-	7,200	-	7,200
Net loss	-	-	-	(18,839)	(18,839)
Balance at 31 March 2008
(Unaudited)	10,500,000	$10,500	$49,500	$(94,790)	$(34,790)

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

			From
	For the six	For the six	inception
	months	months	(10 March
	ended 31	ended 31	2005) to 31
	March 2008	March 2007	March 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(18,839)	$(12,606)	$(94,790)
Adjustments to reconcile net loss to net cash used
by operating activities
Contributions to capital by related parties –
expenses (Notes 5 and 6)	7,200	7,200	36,000
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and
accrued liabilities	(1,651)	(596)	10,299

Net cash used in operating activities	(13,290)	(6,002)	(48,491)

Cash flows from financing activities
Bank Overdraft	(1,201)	-	-
Due to related party	15,000	5,000	25,000
Common shares issued for cash	-	-	24,000

Net cash provided by financing activities	13,799	5,000	49,000

Increase (decrease) in cash and cash equivalents	509	(1,002)	509

Cash and cash equivalents, beginning of period	-	2,243	-

Cash and cash equivalents, end of period	$509	$1,241	$509

Supplemental schedule of non-cash financing
activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 March 2008
(Unaudited)

1.	Basis of Presentation and Nature of Operations

The accompanying Financial Statements of Nugget Resources, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as at March 31, 2008, and the results of its operations and cash flows for the three months ended March 31, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

Nugget Resources Inc. (the “Company”) was incorporated under the laws of the State of Nevada on 10 March 2005. The Company is currently investigating prospective acquisitions. The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7. The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced. Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 March 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the six months ended March 31, 2008 and 2007 of $18,839 and $12,606, respectively, and has a working capital deficiency of $34,790 and $23,151 as at 31 March 2008 and 30 September 2007, respectively.

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

At 31 March 2008, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 March 2008
(Unaudited)

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

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 March 2008
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

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 March 2008
(Unaudited)

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

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

At March 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

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

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
31 March 2008
(Unaudited)

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

At 31 March 2008, there were no outstanding stock options or warrants.

During the period ended 31 March 2008, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.	Related Party Transactions

During the six month periods ended 31 March 2008 and 2007, officers and/or directors of the Company made contributions to capital for management fees and rent of $6,000 and $1,200 for both years, respectively (Note 5).

During the six month period ended 31 March 2008, a director of the Company advanced $15,000 to the Company. The amount is unsecured, non interest bearing and is due on demand.

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

Our cash reserves are not sufficient to meet our obligations for the next twelve-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations over the next twelve months. We do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results Of Operations For Period Ending March 31, 2008

We did not earn any revenues during the six-month periods ended March 31, 2008 or March 31, 2007. We incurred total operating expenses of $18,839 during the six months ended March 31, 2008 compared to $12,606 during the six months ended March 31, 2007, an increase of $6,233. General and administration expenses were $11,639 for the six months ended March 31, 2008 compared to $5,406 for the six months ended March 31, 2007, an increase of $6,233. Other operating expenses for the six months ended March 31, 2008 are $6,000 (2007: $6,000) being the recorded value of donated management fees, and $1,200 (2007: $1,200) in donated rent.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Item 3 Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. This evaluation was conducted by Peter Sorel, our chief executive officer. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

May 12, 2008

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

Date: May 12, 2008

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

Date: May 12, 2008

/s/ Peter Sorel
Peter Sorel
Treasurer and Director
Principal Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2008

/s/ Peter Sorel
Peter Sorel, President and C.E.O.
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Nugget Resources Inc. (the “Company”) on Form 10-QSB for the period ended March 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2008

/s/ Peter Sorel
Peter Sorel, Principal Financial Officer