Form 10QSB
period 2008-06-30
Nugget Resources Inc.
filed 2008-08-08
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2008

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________ to

Commission File Number 333-132648

NUGGET RESOURCES INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-1049972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1914 Cordova Road, Suite 116
Fort Lauderdale, Florida	33316
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	954-828-9143

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Small reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 shares of common stock with par value of $0.001 per share outstanding as of July 31, 2008.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

1

Nugget Resources Inc.
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)
(Unaudited)
30 June 2008

Nugget Resources Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 30	As at 30
	June	September
	2008	2007
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$4,363	$-

Total current assets	4,363	-

TOTAL ASSETS	$4,363	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Bank overdraft	$-	$1,201
Accounts payable and accrued liabilities (Note 4)	11,392	11,950
Due to related party (Note 6)	33,502	10,000

Total current liabilities	44,894	23,151

TOTAL LIABILITIES	44,894	23,151

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of June 30, 2008 and September 30, 2007, respectively: 12,000,000 and 10,500,000	12,000	10,500
Additional paid-in capital	51,900	42,300
Deficit accumulated during the exploration stage	(104,431)	(75,951)

Total stockholders’ deficit	(40,531)	(23,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,363	$-

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

	For the three	For the three	For the nine	For the nine	From inception
	months ended	months ended	months ended	months ended	(10 March 2005)
	30 June 2008	30 June 2007	30 June 2008	30 June 2007	to 30 June 2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	-	-	-	9,000
General and administrative	5,941	2,008	17,580	7,414	55,731
Management fees – related party (Note 6)	3,000	3,000	9,000	9,000	33,000
Rent expense – related party (Note 6)	700	600	1,900	1,800	6,700

Net loss	$(9,641)	$(5,608)	$(28,480)	$(18,214)	$(104,431)

Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares basic	10,714,286	10,500,000	10,571,168	10,500,000

Nugget Resources Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
From Inception (10, March 2005) to 30, June 2008

				Deficit,
	Number of			accumulated
	common		Additional	during the	Total
	shares	Common	paid-in	exploration	stockholders’
	issued	stock	capital	stage	deficit

Balance at 10 March 2005
(inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005	5,000,000	$5,000	$-	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	10,500,000	$10,500	$42,300	$(75,951)	$(23,151)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	9,600	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008	1,500,000	1,500	-	-	1,500
Net loss	-	-	-	(28,480)	(28,480)

Balance at 30 June 2008 (Unaudited)	12,000,000	$12,000	$51,900	$(104,431)	$(40,531)

Nugget Resources Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the nine	For the nine	From inception
	months	months	(10 March 2005)
	ended 30	ended 30	to 30 June
	June 2008	June 2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(28,480)	$(18,214)	$(104,431)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	9,600	10,800	38,400
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued liabilities	(558)	(1,200)	11,392

Net cash used in operating activities	(19,438)	(8,614)	(54,639)

Cash flows from financing activities
Bank overdraft	(1,201)	-	-
Due to related party	23,502	8,000	33,502
Common shares issued for cash	1,500	-	25,500

Net cash provided by financing activities	23,801	8,000	59,002

Increase (decrease) in cash and cash equivalents	4,363	(614)	4,363

Cash and cash equivalents, beginning of period	-	2,243	-

Cash and cash equivalents, end of period	$4,363	$1,629	$4,363

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 June 2008
(Unaudited)

1.	Basis of Presentation and Nature of Operations

The accompanying Financial Statements of Nugget Resources, Inc. (the “Company”) should be read in conjunction with the Company’s Annual Report on Form 10-KSB for the year ended September 30, 2007. Significant accounting policies disclosed therein have not changed.

The accompanying Financial Statements and the related footnote information are unaudited. In the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the balance sheet of the Company as at June 30, 2008, and the results of its operations and cash flows for the three and nine months ended June 30, 2008. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

The Company’s financial statements as at 30 June 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the nine months ended June 30, 2008 and 2007 of $28,480 and $18,214, respectively, and has a working capital deficiency of $40,531 and $23,151 as at 30 June 2008 and 30 September 2007, respectively.

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

At 30 June 2008, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions without compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 June 2008
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
30 June 2008
(Unaudited)

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
30 June 2008
(Unaudited)

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

At June 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.” SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

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
30 June 2008
(Unaudited)

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

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 12,000,000 common shares with a par value of $0.001 per common share.

i.	On 18 March 2005, 5,000,000 common shares of the Company were issued for cash proceeds of $5,000.

ii.	On 5 April 2005, 4,000,000 common shares of the Company were issued for cash proceeds of $4,000.

iii.	On 13 April 2005, 675,000 common shares of the Company were issued for cash proceeds of $6,750.

iv.	On 21 April 2005, 825,000 common shares of the Company were issued for cash proceeds of $8,250.

v.	On 17 June 2008, 1,500,000 common shares of the Company were issued for cash proceeds of $1,500.

At 30 June 2008, there were no outstanding stock options or warrants.

During the period ended 30 June 2008, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.	Related Party Transactions

During the nine month periods ended 30, June 2008 and 2007, the Company recorded Management fees of $9,000 and $9,000 and rent expenses of $1,900 and $1,800, respectively. Officers and/or directors contributed $8,000 and $9,000 of Management services and $1,600 and $1,800 of rent expense for the nine months ended June 30, 2008 and 2007, respectively.

Nugget Resources Inc.
(An Exploration Stage Company)
Notes to Interim Financial Statements
(Expressed in U.S. Dollars)
30 June 2008
(Unaudited)

During the nine month period ended 30 June 2008, management fees of $1,000 and rent of $300 are payable to a director of the Company. Expenses paid on behalf of the Company totalling $202 are also payable.

During the nine month period ended 30 June 2008, a director of the Company advanced $22,000 to the Company. The amount is unsecured, non interest bearing and is due on demand.

7.	Subsequent Events

On July 29, 2008, the Company’s President, Matthew Markin, purchased a total of 5,000,000 shares of common stock from Peter Sorel, one of the Company’s directors, which shares represent approximately 47.6% of the Company’s issued and outstanding common stock. Mr. Markin paid $12,500 to Mr. Sorel in connection with the share purchase, which amount was paid from Mr. Markin’s personal funds. There are no arrangements or understandings among Mr. Markin and Mr. Sorel and their associates with respect to the election of directors or other matters.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Results Of Operations For Period Ending June 30, 2008

We did not earn any revenues during the nine-month periods ended June 30, 2008 or June 30, 2007. We incurred total operating expenses of $28,480 during the nine months ended June 30, 2008 compared to $18,214 during the nine months ended June 30, 2007, an increase of $10,626. General and administrative expenses were $17,580 for the nine months ended June 30, 2008 compared to $7,414 for the nine months ended June 30, 2007, an increase of $10,166. Other operating expenses for the nine months ended June 30, 2008 are $9,000 (2007: $9,000) of which, $8,000 is the recorded value of donated management fees, and $1,900 (2007: $1,800) of which $1,600 is the recorded value in donated rent.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. This evaluation was conducted by Matthew Markin, our chief executive officer. Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Conclusions

Based upon his evaluation of our controls, Matthew Markin, our chief executive officer, has concluded that, subject to the limitations noted above, the disclosure controls are effective providing reasonable assurance that material information relating to us is made known to management on a timely basis during the period when our reports are being prepared. There were no changes in our internal controls that occurred during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls.

PART II- OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 1A.	Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-KSB for the fiscal year ended September 30, 2007. These factors continue to be meaningful for your evaluation of our Company and we urge you to review and consider the risk factors presented in the Form 10-KSB. There have been no material changes to these risks presented in the Form 10-KSB.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2008, we completed an offering of 1,500,000 shares of common stock at a price of $0.001 per share, for total proceeds of $1,500.

The offer and sale of the shares was exempt from registration pursuant to section 4(2) of the Securities Act. We limited the manner of the offering and provided disclosure regarding the offering and our Company to the investor. Our President purchased all of the securities.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Report on Form 8-K

(a)	Exhibit(s)

	31.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

(i)

On May 13, 2008 we announced that Matthew Markin was appointed as our President, Secretary, Treasurer and a director. Mr. Markin replaced Mr. Peter Sorel in the officer positions. Mr. Sorel remains as a director.

(ii)

On June 17, 2008 we announced that our head office had been moved to 1914 Cordova Road, Suite 116, Fort Lauderdale, Florida, 33316. Our contact numbers are now 954.828.9143 (Tel) and 954.252.2103 (Fax).

(iii)

On June 19, 2008 we announced that we had completed the sale of 1,500,000 shares of our common stock at a price of $0.001 per share to our President, Matthew Markin, pursuant to Section 4(2) of the Securities Act of 1933. The proceeds will be used for general working capital.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 8, 2008

NUGGET RESOURCES INC.

/s/ Matthew Markin
Matthew Markin,
President