Form 10-K
period 2008-09-30
Nugget Resources Inc.
filed 2009-01-05
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

Commission File # 333-132648

NUGGET RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

71-1049972

(IRS Employer Identification Number)

1914 Cordova Road, Suite 116

Fort Lauderdale, Florida   33316

(Address of principal executive offices)

954-828-9143

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

Common Stock, Par Value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [√] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [√] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [√]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [√]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[√] Yes    [  ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $55,000.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 12,000,000 shares of common stock issued and outstanding as of December 9, 2008.

Documents incorporated by reference: None.

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We commenced operations as an exploration stage company.  During the fiscal year ended September 30, 2006, we held an interest in one mineral claim known as the Raven property located approximately 17 kilometers northeast of Princeton, in south central British Columbia.  However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it has expired.

We are reviewing potential acquisitions in the resource and non-resource sectors.  While we are in the process of completing due diligence reviews of several opportunities, there is no guarantee that we will be able to reach any agreement to acquire such assets.

Employees

We have no employees as of the date of this annual report other than our sole director.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Dependence on Major Customers

We have no customers.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not own or lease any property.

Item 3.

Legal Proceedings

There are no legal proceedings pending or threatened against us.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stock Matters and Issuer Purchases of Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol NUGR.  However, no trades of our shares of common stock have occurred through the facilities of the OTC Bulletin Board to the date of this annual report.

Holders

As of December 9, 2008, there were 30 holders of our common stock.

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

Securities authorized for issuance under equity compensation plans

We have no compensation plans under which our equity securities are authorized for issuance.

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statement contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended September 30, 2008.

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

Results of Operations

We did not earn any revenues for the year ended September 30, 2008.  We incurred operating expenses in the amount of $39,413 for the year ended September 30, 2008, compared to $29,220 for the year ended September 30, 2007, consisting of general and administrative expenses, management fees and rent expense.  At September 30, 2008, we had assets of $704 ($Nil – September 30, 2007) consisting of cash and cash equivalents and we had total liabilities recorded at $52,168 ($23,151 - September 30, 2007).  These consisted of accounts payable and accrued liabilities of $8,500 ($11,950 - September 30, 2007), $43,668 due to a related party ($10,000 – September 30, 2007) and $Nil for bank overdraft ($1,201 - September 30, 2007).

We have not attained profitable operations and are depending upon obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on March 10, 2005 through September 30, 2008, and have incurred operating expenses in the amount of $115,364 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

For the fiscal year ended September 30, 2008, general and administrative expenses were $24,613 ($14,820 – September 30, 2007), management fees were $12,000 ($12,000 – September 30, 2007), and rent expense was $2,800 ($2,400 – September 30, 2007).  For the period from inception on March 10, 2005 through September 30, 2008, general and administrative expenses were $62,764, management fees were $36,000, rent expense was $7,600 and mineral property expenditures were $9,000.

During the year ended September 30, 2008, we incurred a net loss of $(39,413), which resulted in an accumulated deficit of $(115,364).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash and cash equivalents of $704 as of September 30, 2008, compared to a cash position of $Nil at September 30, 2007.  Since inception through to and including September 30, 2008, we have raised $25,500 through private placements of our common shares and we have received contributed capital by related parties of $43,368.

We expect to run at a loss for at least the next twelve months. We have no agreements for additional financing and cannot provide any assurance that additional funding will be available to finance our operations on acceptable terms in order to enable us to complete our plan of operations.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of our mineral claims and our venture will fail.

Off-balance sheet arrangements

We have no off-balance sheet arrangements including arrangements that would affect our liquidity, capital resources, market risk support and credit risk support or other benefits.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.

Financial Statements and Supplementary Data.

Nugget Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Audited)

30 September 2008

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders of

Nugget Resources, Inc.

Fort Lauderdale, Florida

We have audited the accompanying balance sheets of Nugget Resources, Inc. (An Exploration Stage Company) as of September 30, 2008 and 2007, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended and from inception (March 10, 2005) to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based the financial statements referred to above present fairly, in all material respects, the financial position of Nugget Resources, Inc. as of September 30, 2008 and 2007, and the results of their operations and cash flows for the years then ended and from inception (March 10, 2005) to September 30, 2008 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, NV

December 12, 2008

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

Nugget Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Audited)

	As at 30	As at 30
	September	September
	2008	2007

Assets

Current assets
Cash and cash equivalents	$704	$-

Total current assets	704	-

TOTAL ASSETS	$704	$-

Liabilities and Stockholders’ Deficit

Current liabilities
Bank overdraft	$-	$1,201
Accounts payable and accrued liabilities (Note 4)	8,500	11,950
Due to related party (Note 6)	43,668	10,000

Total current liabilities	52,168	23,151

TOTAL LIABILITIES	52,168	23,151

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of September 30, 2008 and September 30, 2007, respectively: 12,000,000 and 10,500,000	12,000	10,500
Additional paid-in capital	51,900	42,300
Deficit accumulated during the exploration stage	(115,364)	(75,951)

Total Stockholders’ deficit	(51,464)	(23,151)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$704	$-

SEE ACCOMPANYING NOTES

Nugget Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Audited)

			From inception on
	For the year	For the year	(10 March 2005)
	ended	ended	to
	30 September	30 September	30 September
	2008	2007	2008

Revenues	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	-	9,000
General and administrative	24,613	14,820	62,764
Management fees – related party (Note 6)	12,000	12,000	36,000
Rent expense – related party (Note 6)	2,800	2,400	7,600

Net loss	$(39,413)	$(29,220)	$(115,364)

Basic loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares	10,930,328	10,500,000

SEE ACCOMPANYING NOTES

Nugget Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 30 September 2008

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	common	Common	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficit

Balance at 10 March 2005
(inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005	5,000,000	$5,000	$-	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital byrelated parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	10,500,000	$10,500	$42,300	$(75,951)	$(23,151)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	9,600	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008	1,500,000	1,500	-	-	1,500
Net loss	-	-	-	(39,413)	(39,413)
Balance at 30 September 2008	12,000,000	$12,000	$51,900	$(115,364)	$(51,464)

SEE ACCOMPANYING NOTES

Nugget Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

			From inception
	For the year	For the year	(10 March 2005)
	ended	ended	to
	30 September	30 September	30 September
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(39,413)	$(29,220)	$(115,364)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	9,600	14,400	38,400
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued liabilities	(3,450)	1,376	8,500

Net cash used in operating activities	(33,263)	(13,444)	(68,464)

Cash flows from financing activities
Bank overdraft	(1,201)	1,201	-
Due to related party	33,668	10,000	43,668
Common shares issued for cash	1,500	-	25,500

Net cash provided by financing activities	33,967	11,201	69,168

Increase (decrease) in cash and cash equivalents	704	(2,243)	704

Cash and cash equivalents, beginning of period	-	2,243	-

Cash and cash equivalents, end of period	$704	$-	$704

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	-	-
Cash paid during the year for income taxes	$-	-	-

SEE ACCOMPANYING NOTES

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

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

The Company’s financial statements as at 30 September 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the years ended September 30, 2008 and 2007 of $39,413 and $29,220, respectively, and has a working capital deficiency of $51,464 and $23,151 as at 30 September 2008 and 30 September 2007, respectively.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  Management intends to raise additional funding in the form of equity financing from the sale of common stock and/or obtain short-term loans from the directors of the Company. However, if the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to curtail operations, liquidate assets, seek additional capital on less favourable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At 30 September 2008, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

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

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

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

Basic and diluted net loss per share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share.  SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying financial statements.

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

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations (“SFAS No. 141R”). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. The Company has not adopted this statement and management does not expect the adoption of SFAS 141R will have a material impact on the Company’s financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. As of September 30, 2008, the Company has not adopted this statement and management does not expect the adoption of SFAS 159 will have a material impact on the Company’s financial position or results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At September 30, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

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

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

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

At 30 September 2008, there were no outstanding stock options or warrants.

During the year ended 30 September 2008, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.

Related Party Transactions

During the years ended 30 September 2008 and 2007, officers and/or directors of the Company made contributions to capital for management fees of $8,000 and $12,000 and for rent of $1,600 and $2,400, respectively (Note 5).

During the years ended 30 September 2008 and 2007, a director of the Company advanced $22,000 and $10,000, respectively, to the Company. The amount is unsecured, non interest bearing and is due on demand.

During the years ended 30 September 2008 and 2007, management fees of $4,000 and $0, respectively, were payable to a director of the Company. In addition, rent of $1,200 and $0, respectively, were also payable to a director of the Company.   Expenses paid on behalf of the Company totaling $6,468 and $0, respectively, were also payable.

7.

Income Taxes

At September 30, 2008 and 2007, the Company had a federal operating loss carryforward of approximately $57,393 and $47,200, respectively, which begins to expire in 2025.

The provision for income taxes consisted of the following components for the years ended September 30:

	2008	2007
Current:
Federal	$-	$-
Foreign	-	-
Deferred	-	-
	$-	$-

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Financial Statements

(Expressed in U.S. Dollars)

30 September 2008

(Audited)

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$22,096	$16,031

Total deferred tax assets	22,096	16,031

Less: Valuation Allowance	(22,096)	(16,031)

Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of September 30, 2008 and 2007 was $22,096 and $16,031, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2008 and 2007, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended September 30:

	2008	2007

Federal statutory tax rate	(34.0)%	(34.0)%
Foreign	(4.5)%	(4.5)%
Change in valuation allowance	38.5%	38.5%

Effective tax rate	0.0%	0.0%

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Accounting Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Accounting Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

As used herein, “disclosure controls and procedures” mean controls and other procedures of our company that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director

Age

Matthew Markin

43

Peter Sorel

55

Executive Officers:

Name of Officer

Age

Office

Matthew Markin

43

President, Chief Executive Officer, Secretary, Treasurer, Principal Accounting Officer, Principal Financial Officer and Director

Biographical information

Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

Mr. Matthew Markin has acted as our President, Chief Executive Officer, Secretary and Treasurer since May 13, 2008.  He holds graduate degrees in science from Capilano College and the University of British Columbia.  Since 1999, Mr. Markin has served as president of The Markin Group of Companies in Los Angeles, California, consultants to large and small businesses in the areas of strategic planning, business development, capital formation, mergers and acquisitions and related matters.

Mr. Markin currently devotes about 10% of his business time per week to our affairs.

Mr. Peter Sorel has acted as one of our directors since July 6, 2005.  He also acted as our President and Chief Executive Officer from July 6, 2005 to May 13, 2008.  Since January, 2001 he has been employed as the store manager of Nugget Jewelers Inc., a retail jeweler store located in Victoria, British Columbia.

Mr. Sorel currently devotes about 10% of his business time per week to our affairs.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of Mr. Markin or Mr. Sorel.

Audit Committee Financial Expert

We do not have a financial expert serving on an audit committee as we do not have an audit committee because our board of directors has determined that as a start-up exploration company with no revenues it would be too expensive to have one.

Role and Responsibilities of the Board

The Board of Directors oversees the conduct and supervises the management of our business and affairs pursuant to the powers vested in it by and in accordance with the requirements of the Revised Statutes of Nevada. The Board of Directors holds regular meetings to consider particular issues or conduct specific reviews whenever deemed appropriate.

Our Board of Directors considers good corporate governance to be important to our effective operations. Our directors are elected at the annual meeting of the stockholders and serve until their successors are elected or appointed.  Officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors or until their earlier resignation or removal.

As we have only one director and executive officer, there are no arrangements or understandings pursuant to which a director or executive officer was selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2007 and for the fiscal year ended September 30, 2008.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Matthew Markin, President, CEO, Secretary, Treasurer & Director	2008	0	0	0	0	0	0	4,000	4,000
Peter Sorel, Former President and CEO and Director	2008 2007	0 0	0 0	0 0	0 0	0 0	0 0	8,000 12,000	8,000 12,000

(1)

Mr. Markin was appointed as President, CEO, Secretary/Treasurer and a director on May 13 , 2008.

(2)

Mr. Sorel resigned as President and CEO on May 13, 2008.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on March 10, 2005 through the fiscal period ending September 30, 2008.

Compensation of Directors

Our directors do not receive salaries for serving as directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no employment agreements between our company and either of Matthew Markin or Peter Sorel.  We do not pay either Mr. Markin or Mr. Sorel any amount for acting as director of the Company.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this filing, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

Each common share entitles the holder thereof to one vote in respect of any matters that may properly come before our stockholders. To the best of our knowledge, there exist no arrangements that could cause a change in voting control of our company. Unless otherwise indicated, the persons named below have sole voting and investment power with respect to all shares beneficially owned by them, subject to community property laws where applicable.

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Matthew Markin 1914 Cordova Road, Suite 116 Fort Lauderdale, FL 33316	Director, 5% Shareholder, President, Secretary and Treasurer	6,500,000	54.17%
Common Stock	Peter Sorel 778 Fort Street Victoria, BC V8W 1H2	Director	Nil	N/A
Common Stock	All directors and executive officers as a group (one individual)		6,500,000	54.17%

(1)

The percent ownership of class is based on 12,000,000 shares of common stock issued and outstanding as of the date of this report.

Under the rules of the Commission, a person (or group of persons) is deemed to be a "beneficial owner" of a security if he or she, directly or indirectly, has or shares the power to vote or to direct the voting of such security, or the power to dispose of or to direct the disposition of such security.  Accordingly, more than one person may be deemed to be a beneficial owner of the same security. A person is also deemed to be a beneficial owner of any security, which that person has the right to acquire within 60 days, such as options or warrants to purchase our common stock.

Item 13.

Certain Relationships and Related Transactions and Director Independence.

Transactions with related persons

Except as disclosed below, none of the following parties has, since our inception, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•

any of our directors or executive officers;

•

any person proposed as a nominee for election as a director;

•

any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock;

•

any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law of any of the foregoing persons; or

•

any person sharing the household of any director, executive officer, nominee for director or 5% shareholder of our company.

Item 14.

Principal Accountant Fees and Services.

Our principal accountants, De Joya Griffith & Co. LLC., rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended	Fiscal year ended
	September 30, 2008	September 30, 2007
Audit Fees	$13,800	$5,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-Q.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants.  These services may include audit services, audit-related services, tax services and other services.  Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations.  In addition, we may also pre-approve particular services on a case-by-case basis.  We approved all services that our independent accountants provided to us in the past three fiscal years.

PART IV

Item 15.

Exhibits Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-14, and are included as part of this report:

Financial Statements for the fiscal year ended September 30, 2008

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 15 of this report, and are incorporated herein by this reference.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number	Exhibit Description
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
14.1	Code of Ethics
31.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUGGET RESOURCES INC.

/s/ Matthew Markin

Matthew Markin

President, Chief Executive Officer and Director

Secretary, Principal Accounting Officer

Principal Financial Officer, Treasurer

and Director

December 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin

Matthew Markin

President, Chief Executive Officer and Director

Secretary, Principal Accounting Officer

Principal Financial Officer, Treasurer

and Director

December 30, 2008