Form 10-Q
period 2008-12-31
Nugget Resources Inc.
filed 2009-02-05
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2008

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

Yes   [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 12,000,000 shares of common stock with par value of $0.001 per share outstanding as of January 31, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

Nugget Resources Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2008

Nugget Resources Inc.

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 31	As at 30
	December	September
	2008	2008
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$335	$704

Total current assets	335	704

TOTAL ASSETS	$335	$704

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$8,899	$8,500
Due to related party (Note 6)	51,958	43,668

Total current liabilities	60,857	52,168

TOTAL LIABILITIES	60,857	52,168

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of December 31, 2008 and September 30, 2008: 12,000,000	12,000	12,000
Additional paid-in capital	51,900	51,900
Deficit accumulated during the exploration stage	(124,422)	(115,364)

Total stockholders’ deficit	(60,522)	(51,464)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$335	$704

Nugget Resources Inc.

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

	For the three	For the three
	months ended	months ended	From inception
	31 December	31 December	(10 March 2005) to
	2008	2007	31 December 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	-	9,000
General and administrative	6,058	6,066	68,822
Management fees – related party (Note 6)	3,000	3,000	39,000
Rent expense – related party (Note 6)	-	600	7,600

Net loss	$(9,058)	$(9,666)	$(124,422)

Basic loss per common share	$(0.001)	$(0.001)

Weighted average number of common shares	12,000,000	10,500,000

Nugget Resources Inc.

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 31 December 2008

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	common	Common	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficit

Balance at 10 March 2005 (inception)

Common shares issued for cash ($0.001 per share) - 18 March 2005	5,000,000	$5,000	$-	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005	4,000,000	4,000	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005	675,000	675	6,075	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005	825,000	825	7,425	-	8,250
Net loss	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	10,500,000	10,500	13,500	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	10,500,000	10,500	27,900	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	10,500,000	10,500	42,300	(75,951)	(23,151)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	9,600	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008	1,500,000	1,500	-	-	1,500
Net loss	-	-	-	(39,413)	(39,413)
Balance at 30 September 2008	12,000,000	12,000	51,900	(115,364)	(51,464)
Net loss	-	-	-	(9,058)	(9,058)
Balance at 31 December 2008 (Unaudited)	12,000,000	$12,000	$51,900	$(124,422)	$(60,522)

Nugget Resources Inc.

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the three	For the three	From inception
	months ended	months ended	(10 March
	31 December	31 December	2005) to 31
	2008	2007	December 2008
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(9,058)	$(9,666)	$(124,422)
Adjustments to reconcile net loss to net cash used by
operating activities
Contributions to capital by related parties – expenses
(Notes 5 and 6)	-	3,600	38,400
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued
liabilities	399	1,428	8,899

Net cash used in operating activities	(8,659)	(4,638)	(77,123)

Cash flows from financing activities
Due to related party	8,290	10,000	51,958
Common shares issued for cash	-	-	25,500

Net cash provided by financing activities	8,290	10,000	77,458

Increase (decrease) in cash and cash equivalents	(369)	5,362	335

Cash and cash equivalents, beginning of period	704	-	-

Cash and cash equivalents, end of period	$335	$5,362	$335

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 December 2008

(Unaudited)

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

The Company’s financial statements as at 31 December 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the three months ended December 31, 2008 and 2007 of $9,058 and $9,666, respectively, and has a working capital deficiency of $60,522 and $51,464 as at 31 December 2008 and 30 September 2008, respectively.

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

At 31 December 2008, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K.

In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2008, are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 December 2008

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

Use of Estimates and Assumptions

Preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the period.  Accordingly, actual results could differ from those estimates.

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

31 December 2008

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

31 December 2008

(Unaudited)

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At December 31, 2008, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

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

31 December 2008

(Unaudited)

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

At 31 December 2008, there were no outstanding stock options or warrants.

During the three months ended 31 December 2007, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.

Related Party Transactions

During the three months ended 31 December 2008 and 2007, a director of the Company advanced $nil and $10,000, respectively, to the Company. The amount is unsecured, non interest bearing and is due on demand.

Nugget Resources Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 December 2008

(Unaudited)

During the three months ended 31 December 2008 and 2007, officers and/or directors of the Company made contributions to capital for management fees of $nil and $3,000 and for rent of $nil and $600, respectively

(Note 5).

During the three months ended 31 December 2008 and 2007, management fees of $3,000 and $0, respectively, were payable to a director of the Company.   Expenses paid on behalf of the Company totalling $8,290 and $0, respectively, were also payable.

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

Results of Operations For Period Ending December 31, 2008

We did not earn any revenues during the three-month periods ended December 31, 2008 or December 31, 2007.  We incurred total operating expenses of $9,058 during the three months ended December 31, 2008 compared to $9,666 during the three months ended December 31, 2007, representing a nominal decrease of $608. General and administration expenses were $6,058 for the three months ended December 31, 2008 compared to $6,066 for the three months ended December 31, 2007. Other operating expenses for the three months ended December 31, 2008 are $3,000 (2007: $3,000) being the recorded value of donated management fees, and $Nil (December 31, 2007: $600) in donated rent.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. This evaluation was conducted by Matthew Markin, our chief executive officer.  Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Item 1A.

Risk Factors

A description of the risks associated with our business, financial condition, and results of operations is set forth in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended September 30, 2008. These factors continue to be meaningful for your evaluation of our company and we urge you to review and consider the risk factors presented in the Form 10-K. There have been no material changes to these risks presented in the Form 10-K.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended December 31, 2008.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 3, 2009

NUGGET RESOURCES INC.

/s/ Matthew Markin

Matthew Markin,

President