Form 10-K/A
period 2008-09-30
Nugget Resources Inc.
filed 2009-03-12
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K/A

(Amendment No. 1)

____________________________

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

[  ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

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

None

Securities registered pursuant to section 12(g) of the Act:

None

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended September 30, 2008, filed with the Commission on January 5, 2009, is being filed solely to amend the cover page to state that the Registrant does not have a class of securities registered under Section 12(g) of the Securities Exchange Act of 1934.  This amendment speaks as of the original filing date of the 10-K.  No other changes have been made to the Annual Report on Form 10-K.

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

March 11, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Matthew Markin

Matthew Markin

President, Chief Executive Officer and Director

Secretary, Principal Accounting Officer

Principal Financial Officer, Treasurer

and Director

March 11, 2009

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND

CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF

THE SARBANES-OXLEY ACT OF 2002

I, Matthew Markin, Chief Executive Officer and Chief Financial Officer, certify that:

1.

I have reviewed this Amendment No. 1 to the Annual Report on Form 10-K of Nugget Resources Inc. (the “Company”);

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures  (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and  internal control over financial reporting  (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for  the Company and have:

(a)

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financials statements for external purposes in accordance with generally accepted accounting principles;

(c)

evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as the end of the period covered by this report based on such evaluation; and

(d)

disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)

all significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

(b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls over financial reporting.

Date:    March 11, 2009

/s/  Matthew Markin

Matthew Markin

Chief Executive Officer (Principal Executive Officer)

and Chief Financial Officer (Principal Accounting Officer)

Exhibit 32.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL

OFFICER PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT

TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Matthew Markin, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002  that:

(1)

The Amendment No. 1 to the Annual Report on Form 10-K of Nugget Resources Inc. (the “Company”) for the fiscal year ended September 30, 2008 (the “ Report ”) fully complies with the requirements of § 13(a) or 15(d) of the  Securities Exchange Act of 1934 ; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company as of and for the periods covered in the Report.

Date:    March 11, 2009

/s/ Matthew Markin

Matthew Markin,

Chief Executive Officer (Principal Executive Officer)

and Chief Financial Officer (Principal Accounting Officer)