Form 10-Q
period 2009-03-31
American Lithium Minerals, Inc.
filed 2009-04-28
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2009

[   ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 333-132648

AMERICAN LITHIUM MINERALS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-1049972
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1914 Cordova Road, Suite 116
Fort Lauderdale, Florida	33316
(Address of principal executive offices)	(Postal or Zip Code)

Issuer’s telephone number, including area code:	954-828-9143

NUGGET RESOURCES INC.

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

Yes   [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,000,000 shares of common stock with par value of $0.001 per share outstanding as of April 21, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

1

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2009

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 31	As at 30
	March	September
	2009	2008
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$751	$704

Total current assets	751	704

TOTAL ASSETS	$751	$704

Liabilities and Stockholders’ Deficit

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$10,224	$8,500
Due to related party (Note 6)	69,234	43,668

Total current liabilities	79,458	52,168

TOTAL LIABILITIES	79,458	52,168

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of March 31, 2009 and September 30, 2008: 48,000,000	48,000	48,000
Additional paid-in capital	15,900	15,900
Deficit accumulated during the exploration stage	(142,607)	(115,364)

Total stockholders’ deficit	(78,707)	(51,464)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$751	$704

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

						From
						inception (10
	For the three	For the three	For the six	For the six		March 2005)
	months ended	months ended	months ended	months ended		to 31 March
	31 March 2009	31 March 2008	31 March 2009	31 March 2008		2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)		(Unaudited)

Revenues	$-	$-	$-	$-	$

Expenses
Mineral property expenditures (Note 3)	-	-	-	-		9,000
General and administrative	15,185	5,573	21,243	11,639		84,007
Management fees – related party (Note 6)	3,000	3,000	6,000	6,000		42,000
Rent expense – related party (Note 6)	-	600	-	1,200		7,600

Net loss	$(18,185)	$(9,173)	$(27,243)	$(18,839)		$(142,607)

Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares basic	48,000,000	42,000,000	48,000,000	42,000,000

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 31 March 2009

				Deficit,
				accumulated
	Number of		Additional	during the	Total
	common	Common	paid-in	exploration	stockholders’
	shares issued	stock	capital	stage	deficit

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005 (Note 5)	20,000,000	$20,000	$(15,000)	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005 (Note 5)	16,000,000	16,000	(12,000)	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005 (Note 5)	2,700,000	2,700	4,050	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005 (Note 5)	3,300,000	3,300	4,950	-	8,250
Net loss	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	42,000,000	42,000	(18,000)	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	42,000,000	42,000	(3,600)	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	14,400
Net loss	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	42,000,000	42,000	10,800	(75,951)	(23,151)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	9,600	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008 (Note 5)	6,000,000	6,000	(4,500)	-	1,500
Net loss	-	-	-	(39,413)	(39,413)
Balance at 30 September 2008	48,000,000	48,000	15,900	(115,364)	(51,464)
Net loss	-	-	-	(27,243)	(27,243)
Balance at 31 March 2009 (unaudited)	48,000,000	$48,000	$15,900	$(142,607)	$(78,707)

All shares amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 5).

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

	For the six	For the six	From inception
	months ended	months ended	(10 March 2005)
	31 March	31 March	to 31 March
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(27,243)	$(18,839)	$(142,607)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	7,200	38,400
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued liabilities	1,724	(1,651)	10,224

Net cash used in operating activities	(25,519)	(13,290)	(93,983)

Cash flows from financing activities
Bank overdraft	-	(1,201)	-
Due to related party	25,566	15,000	69,234
Common shares issued for cash	-	-	25,500
		-
Net cash provided by financing activities	25,566	13,799	94,734

Increase in cash and cash equivalents	47	509	751

Cash and cash equivalents, beginning of period	704	-	-

Cash and cash equivalents, end of period	$751	$509	$751

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

(Unaudited)

1.

Nature of Operations

American Lithium Minerals, Inc. (the “Company”) was originally organized as Nugget Resources Inc. under the laws of the State of Nevada on 10 March 2005.  The Company has been investigating prospective lithium opportunities.  On March 2, 2009, the Company changed its name to American Lithium Minerals, Inc. to better reflect the direction of the Company. The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at 31 March 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the six months ended March 31, 2009 and 2008 of $27,243 and $18,839, respectively, and has a working capital deficiency of $78,707 and $51,464 as at 31 March 2009 and 30 September 2008, respectively.

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

At 31 March 2009, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

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

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

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

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

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

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  The Company has adopted this statement and management does not expect the adoption of SFAS 159 will have a material impact on the Company’s financial position or results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At March 31, 2009, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

(Unaudited)

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

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

(Unaudited)

5.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 48,000,000 common shares with a par value of $0.001 per common share.

i.

On 18 March 2005, 20,000,000 common shares of the Company were issued for cash proceeds of $5,000.

ii.

On 5 April 2005, 16,000,000 common shares of the Company were issued for cash proceeds of $4,000.

iii.

On 13 April 2005, 2,700,000 common shares of the Company were issued for cash proceeds of $6,750.

iv.

On 21 April 2005, 3,300,000 common shares of the Company were issued for cash proceeds of $8,250.

v.

On 17 June 2008, 6,000,000 common shares of the Company were issued for cash proceeds of $1,500.

On March 2, 2009, the Board of Directors authorized a 4:1 forward stock split.  The number of shares issued in accordance with the private offerings as listed above include the effects of the split.

At 31 March 2009, there were no outstanding stock options or warrants.

During the six months ended 31 March 2008, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.

Related Party Transactions

During the six months ended 31 March 2009 and 2008, a director of the Company advanced $7,000 and $15,000, respectively, to the Company. The amount is unsecured, non interest bearing and is due on demand.

During the six months ended 31 March 2009 and 2008, officers and/or directors of the Company made contributions to capital for management fees of $nil and $6,000 and for rent of $nil and $1,200, respectively (Note 5).

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

31 March 2009

(Unaudited)

During the six months ended 31 March 2009 and 2008, management fees of $6,000 and $0, respectively, were payable to a director of the Company.   Expenses paid on behalf of the Company totalling $24,234 and $0, respectively, were also payable.

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

As of March 31, 2009 we had a working capital deficiency of $78,707, compared to a working capital deficiency of $51,464 as at September 30, 2008.

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

Results of Operations for Period Ending March 31, 2009

We did not earn any revenues during the six-month periods ended March 31, 2009 or March 31, 2008. We incurred total operating expenses of $27,243 during the six months ended March 31, 2009 compared to $18,839 during the six months ended March 31, 2008, an increase of $8,404. General and administration expenses were $21,243 for the six months ended March 31, 2009 compared to $11,639 for the six months ended March 31, 2008, an increase of $9,604. Other operating expenses for the six months ended March 31, 2009 are $6,000 for management fees, compared to a recorded value of $6,000 for donated management fees during fiscal 2008, and $Nil (2008: $1,200) in donated rent.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. This evaluation was conducted by Matthew Markin, our chief executive officer.  Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

PART II - OTHER INFORMATION

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended March 31, 2009 or the quarter ended March 31, 2008.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On March 19, 2009 we announced that we had received the approval of FINRA, effective at the opening of business on March 20, 2009, of the change of our corporate name to American Lithium Minerals, Inc., a forward split of our shares of common stock on a four share for one share basis, a change of our trading symbol to AMLM, and a new CUSIP number for our forward-split shares.  We filed a Certificate of Amendment amending our Articles of Incorporation with the Nevada Secretary of State on March 2, 2009, with respect to our name change and forward split.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 21, 2009

AMERICAN LITHIUM MINERALS, INC.

/s/ Matthew Markin

Matthew Markin,

President