Form 10-Q
period 2009-06-30
American Lithium Minerals, Inc.
filed 2009-08-04
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2009

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

954-828-9143
Issuer’s telephone number, including area code:

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

Yes   [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:49,250,000 shares of common stock with par value of $0.001 per share outstanding as of July 30, 2009.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2009

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As at 30	As at 30
	June	September
	2009	2008
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$373	$704

Total current assets	373	704

Other assets
Mineral claims (Note 3)	181,000	-

TOTAL ASSETS	$181,373	$704

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$8,500	$8,500
Due to related party (Note 6)	153,328	43,668
Total current liabilities	161,828	52,168

TOTAL LIABILITIES	161,828	52,168

Stockholders’ deficit
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of June 30, 2009 and September 30, 2008: 48,000,000	48,000	48,000
Additional paid-in capital	15,900	15,900
Stock payable (Note 3)	120,000	-
Deficit accumulated during the exploration stage	(164,355)	(115,364)

Total stockholders’ equity (deficit)	19,545	(51,464)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$181,373	$704

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)

					From
					inception (10
	For the three	For the three	For the nine	For the nine	March 2005)
	months ended	months ended	months ended	months ended	to 30 June
	30 June 2009	30 June 2008	30 June 2009	30 June 2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 3)	-	-	-	-	9,000
General and administrative	9,720	2,941	19,214	6,050	33,399
Legal and accounting	9,028	3,000	20,777	11,530	69,356
Management fees – related party (Note 6)	3,000	3,000	9,000	9,000	45,000
Rent expense – related party (Note 6)	-	700	-	1,900	7,600

Net loss	$(21,748)	$(9,641)	$(48,991)	$(28,480)	$(164,355)

Basic earnings per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares basic	48,000,000	42,857,144	48,000,000	42,284,672

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Statement of Stockholders’ Equity (Deficit)
(Expressed in U.S. Dollars)
From Inception (10, March 2005) to 30 June 2009

					Deficit
	Number of				accumulated	Total
	common shares		Additional		during the	stockholders’
	issued	Common stock	paid-in capital	Stock Payable	exploration stage	equity (deficit)

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share)
- 18 March 2005 (Note 5)	20,000,000	$20,000	$(15,000)	$-	$-	$5,000
Common shares issued for cash ($0.001 per share)
- 5 April 2005 (Note 5)	16,000,000	16,000	(12,000)	-	-	4,000
Common shares issued for cash ($0.01 per share)
- 13 April 2005 (Note 5)	2,700,000	2,700	4,050	-	-	6,750
Common shares issued for cash ($0.01 per share)
- 21 April 2005 (Note 5)	3,300,000	3,300	4,950	-	-	8,250
Net loss	-	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	42,000,000	42,000	(18,000)	-	(7,055)	16,945
Contributions to capital by related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	-	14,400
Net loss	-	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	42,000,000	42,000	(3,600)	-	(46,731)	(8,331)
Contributions to capital by related parties – expenses
(Notes 5 and 6)	-	-	14,400	-	-	14,400
Net loss	-	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	42,000,000	42,000	10,800	-	(75,951)	(23,151)
Contributions to capital by related parties –expenses
(Notes 5 and 6)	-	-	9,600	-	-	9,600
Common shares issued for cash ($0.001 per share)
- 17 June 2008 (Note 5)	6,000,000	6,000	(4,500)	-	-	1,500
Net loss	-	-	-	-	(39,413)	(39,413)

Balance at 30 September 2008	48,000,000	48,000	15,900	-	(115,364)	(51,464)
Common shares payable for property payment
(250,000 at $0.48 per share) (Note 3)				120,000		120,000
Net loss	-	-	-	-	(48,991)	(48,991)
Balance at 30 June 2009 (unaudited)	48,000,000	$48,000	$15,900	$120,000	$(164,355)	$19,545

All shares amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 5).

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)

	For the nine	For the nine
	months ended	months ended	From inception
	30 June	June 30	(10 March 2005)
	2009	2008	to 30 June 2009
	(Unaudited)	(Unaudited)	(Unaudited)

Cash flows from operating activities
Net loss	$(48,991)	$(28,480)	$(164,355)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses
(Notes 5 and 6)	-	9,600	38,400
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued liabilities
	-	(558)	8,500

Net cash used in operating activities	(48,991)	(19,438)	(117,455)

Cash flows from investing activities:
Purchase of mineral claims	(61,000)	-	(61,000)

Net cash used in investing activities	(61,000)	-	(61,000)

Cash flows from financing activities
Bank overdraft	-	(1,201)	-
Due to related party	109,660	23,502	153,328
Common shares issued for cash	-	1,500	25,500

Net cash provided by financing activities	109,660	23,801	178,828

(Decrease) increase in cash and cash equivalents	(331)	4,363	373

Cash and cash equivalents, beginning of period	704	-	-

Cash and cash equivalents, end of period	$373	$4,363	$373

Supplemental schedule of non-cash financing activities:

Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-

Non cash activities
Stock payble for mineral property	$120,000	$-	$120,000

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

(Unaudited)

1.

Nature of Operations

American Lithium Minerals, Inc. (the “Company”) was originally organized as Nugget Resources Inc. under the laws of the State of Nevada on March 10, 2005.  The Company has been investigating prospective lithium opportunities.  On March 2, 2009, the Company changed its name to American Lithium Minerals, Inc. to better reflect the direction of the Company. The Company is an exploration stage enterprise, as defined in Statements of Financial Accounting Standards (“SFAS”) No. 7.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at  June 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the nine months ended June 30, 2009 and 2008 of $48,991 and $28,480, respectively, and has a working capital deficiency of $281,455 and $51,464 as at  June 30, 2009 and September 30, 2008, respectively.

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

At June 30, 2009, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2008 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

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

Mineral property costs

The Company has been in the exploration stage since its formation March 10, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property acquisition and exploration costs are charged to operations as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized.  Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

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

June 30, 2009

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

June 30, 2009

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has adopted this statement and management does not expect the adoption of SFAS 157 will have a material impact on the Company’s financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115 (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of the Company’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted.  The Company has adopted this statement and management does not expect the adoption of SFAS 159 will have a material impact on the Company’s financial position or results of operations

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

(Unaudited)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At March 31, 2009, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of SFAS 161 and will disclose when appropriate.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company does not expect the adoption of SFAS 163 will have a material impact on its financial condition or results of operation.

On May 28, 2009 the FASB announced the issuance of SFAS 165, Subsequent Events. SFAS 165 should not result in significant changes in the subsequent events that an entity reports. Rather, SFAS 165 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166, Accounting for Transfers of Financial Assets, and SFAS No. 167, Amendments to FASB Interpretation No. 46(R).

SFAS No. 166 revises SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

(Unaudited)

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), Consolidation of Variable Interest Entities, by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions.

The FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, on June 29, 2009 and, in doing so, authorized the Codification as the sole source for authoritative U.S. GAAP.   SFAS No. 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  Once it's effective, it will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC.  SFAS No. 168 replaces SFAS No. 162 to establish a new hierarchy of GAAP sources for non-governmental entities under the FASB Accounting Standards Codification.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

3.

Mineral Property

Pursuant to a mineral property purchase agreement dated August 17, 2005, the Company acquired a 100% undivided right, title and interest in a 524.728 hectare mineral claim, located in the Similkameen Mining Division of British Columbia, Canada for a cash payment of $4,000 (paid).  During the year ended September 30, 2006, the Company paid $5,000 for exploration work on the property.   The Company was unable to keep the mineral claim in good standing due to lack of funding and has lost its interest in the mineral claim.

Pursuant to a mineral property purchase agreement dated June 15, 2009, the Company acquired an option to acquire a 100% interest in 88 unpatented mining claims in Esmeralda County, Nevada, U.S.A, subject to a 3% Net Value Royalty.   Consideration for the property is as follows:

Cash payments of:

-

$5,000 upon the execution of a letter of intent on April 29, 2009, (paid);

-

$56,000 upon execution of the agreement (paid);

-

$17,500 upon presentation of a receipt for payment of the filing and claim maintenance fees;

-

$35,000 on or before June 15, 2010;

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

(Unaudited)

-

$50,000 on or before June 15, 2011;

-

$100,000 on or before June 15, 2012;

-

$100,000 on or before June 15, 2013.

Shares to be issued:

-

250,000 common shares on execution of the agreement; (outstanding and payable valued at $120,000 using the market price of $0.48 per share)

-

250,000 common shares on or before June 15, 2010; and

-

250,000 common shares on or before June 15, 2011.

The Company has the right to purchase up to two percent (2%) of the Net Value Royalty, in whole percentage points, for $1,000,000 for each 1%.

Should the Company, its assignees or a joint venture partner: (i) delivers to the board of directors or applicable other management a feasibility study recommending mining of lithium carbonate or other lithium compound from the property and such board authorizes implementation of a mining plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the property, the Company will pay the vendor an additional $500,000 in cash or shares.

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

(Unaudited)

5.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 48,000,000 common shares with a par value of $0.001 per common share.

i.

On March 18, 2005, 20,000,000 common shares of the Company were issued for cash proceeds of $5,000.

ii.

On April 5, 2005, 16,000,000 common shares of the Company were issued for cash proceeds of $4,000.

iii.

On April 13, 2005, 2,700,000 common shares of the Company were issued for cash proceeds of $6,750.

iv.

On April 21, 2005, 3,300,000 common shares of the Company were issued for cash proceeds of $8,250.

v.

On June 17, 2008, 6,000,000 common shares of the Company were issued for cash proceeds of $1,500.

On March 2, 2009, the Board of Directors authorized a 4:1 forward stock split.  The number of shares issued in accordance with the private offerings as listed above, include the effects of the split.

At June 30, 2009, there were no outstanding stock options or warrants.

During the nine months ended June 30, 2008, officers and/or directors of the Company made contributions to capital by the payment of Company expenses (Note 6).

6.

Related Party Transactions

During the nine months ended June 30, 2009 and 2008, a director of the Company advanced $78,000 and $22,000, respectively, to the Company. The amount is unsecured, non interest bearing and is due on demand.

During the nine months ended June 30, 2009 and 2008, officers and/or directors of the Company made contributions to capital for management fees of $nil and $8,000 and for rent of $nil and $1,600, respectively (Note 5).

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

June 30, 2009

(Unaudited)

During the nine months ended June 30, 2009 and 2008, management fees of $9,000 and $1,000, respectively, were payable to a director of the Company.   Expenses paid on behalf of the Company totalling $22,660 and $502, respectively, were also payable.

As of June 30, 2009 and September 30, 2008, total Due to related party is $153,328 and $43,668, respectively.

7.

Subsequent Events

Subsequent to the end of June 30, 2009, a director and former officer resigned.  The amount due to former director of $32,000 has been forgiven.

Subsequent to the nine months ended June 30, 2009, the Company completed a private placement of 1,250,000 units at a price of $0.36 per unit, for total proceeds of $450,000.  Each unit consists of one common share and one non-transferable share purchase warrant to purchase one additional common share at a price of $0.50 per share, exercisable for a period of 24 months from closing.  The proceeds will be used for general working capital purposes.

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

As well, we anticipate spending an additional $50,000 on general and administrative fees, including fees we will incur in complying with reporting obligations. Total expenditures over the next 12 months are therefore expected to be $75,000.

As of June 30, 2009 we had a working capital deficiency of $161,455, compared to a working capital deficiency of $51,464 as at September 30, 2008.

As of June 30, 2009 our cash reserves were not sufficient to meet our obligations for the next twelve-month period.  Subsequent to the nine months ended June 30, 2009 we raised an aggregate of $450,000 by way of a private placement of 1,250,000 units at a price of $0.36 per unit.  Each unit consists of one common share and one non-transferable share purchase warrant to purchase one additional common share at a price of $0.50 per share, exercisable for a period of 24 months from closing.  Subsequent to the nine months ended June 30, 2009 our cash reserves were sufficient to meet our general and administrative expenses for the next twenty-four months.

We will continue to need to seek additional funding in the future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our directors to meet our obligations in the future. Other than the recently completed private placement of $450,000 we do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for Period Ending June 30, 2009

We did not earn any revenues during the nine-month periods ended June 30, 2009 or June 30, 2008. We incurred total operating expenses of $48,991 during the nine months ended June 30, 2009 compared to $28,480 during the nine months ended June 30, 2008, an increase of $20,511. General and administration expenses were $39,991 for the nine months ended June 30, 2009 compared to $17,580 for the nine months ended June 30, 2008, an increase of $22,411. Other operating expenses for the nine months ended June 30, 2009 are $9,000 for management fees, compared to $1,000 and a recorded value of $8,000 for donated management fees during fiscal 2008, and $Nil (2008: $1,600) in donated rent.

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

Item 4.

Controls and Procedures

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. This evaluation was conducted by Matthew Markin, our chief executive officer.  Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We did not issue any securities during the quarter ended June 30, 2009 or the quarter ended June 30, 2008.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On July 22, 2009 we filed a Form 8-K announcing that we issued 1,250,000 units at a price of $0.36 per unit, in a private placement completed on July 14, 2009, whereby we raised gross proceeds of $450,000.  Each unit consists of one common share and one share purchase warrant to purchase one additional common share at a price of $0.50 per share, exercisable for a period of 24 months from closing.  We also announced that Peter Sorel had resigned as a director; and

(ii)

On July 23, 2009 we filed a Form 8-K whereby we included our News Release dated July 23, 2009 announcing the closing of our private placement raising gross proceeds of $450,000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

July 31, 2009

AMERICAN LITHIUM MINERALS, INC.

/s/ Matthew Markin

Matthew Markin,

President