Form 10-K
period 2009-09-30
American Lithium Minerals, Inc.
filed 2009-12-23
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2009

Commission File # 333-132648

AMERICAN LITHIUM MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

71-1049972

(IRS Employer Identification Number)

130 King Street West, Suite 3650

Toronto, Ontario, Canada   M5X 1A9

(Address of principal executive offices)

416-214-5640

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None.

Securities registered pursuant to section 12(g) of the Act:

None.

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes    [X] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X]  Yes    [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

[  ] Yes    [ X ] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $31,837,962

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 50,490,740 shares of common stock issued and outstanding as of December 22, 2009.

Documents incorporated by reference: None.

Table of Contents

Item

Page

Item 1.

Business

4

Item 1A.

Risk Factors

7

Item 1B.

Unresolved Staff Comments

7

Item 2.

Properties

7

Item 3.

Legal Proceedings

7

Item 4.

Submission of Matters to a Vote of Security Holders

7

Item 5.

Market for Registrant’s Common Equity, Related Stockholder

Matters and Issuer Purchases of Securities

8

Item 6.

Selected Financial Data

10

Item 7.

Management’s Discussion and Analysis of Financial Condition and

Results of Operation

10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

12

Item 8.

Financial Statements and Supplementary Data

12

Item 9.

Changes in and Disagreements With Accountants on Accounting and

Financial Disclosure

13

Item 9A(t).

Controls and Procedures

13

Item 9B.

Other Information

13

Item 10.

Directors, Executive Officers and Corporate Governance

14

Item 11.

Executive Compensation

16

Item 12.

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

17

Item 13.

Certain Relationships and Related Transactions and Director

Independence

18

Item 14.

Principal Accountant Fees and Services

19

Item 15.

Exhibits and Financial Statement Schedules

19

SIGNATURES

PART I

Item 1.

Business

DESCRIPTION OF BUSINESS

Business Development

We commenced operations as an exploration stage company.  In August 2005 we acquired an interest in a 524,728 hectare mineral claim, known as the Raven property, located approximately 17 kilometers northeast of Princeton, in south central British Columbia.  However, we were unable to keep the mineral claim in good standing due to lack of funding and our interest in it expired.

Pursuant to a mineral property purchase agreement dated June 12, 2009 with GeoXplor Corp, a private arm’s length Nevada company, we acquired an option to acquire a 100% interest in 89 unpatented mining claims in Esmeralda County, Nevada.  The property is located approximately 25 miles east of the Nevada-California border, 35 miles southwest of Tonopah, Nevada.

As consideration for the property we agreed to pay the following:

(a)

cash payments totalling $61,000, which have been paid, and the issuance of 250,000 common shares at a market price of $0.48 per share, which shares have been issued;

(b)

cash payment of $18,000 upon presentation of a receipt for payment of the filing and claim maintenance fees;

(c)

cash payment of $35,000 and the issuance of an additional 250,000 common shares on or before June 15, 2010;

(d)

cash payment of $50,000 and the issuance of an additional 250,000 common shares on or before June 15, 2011;

(e)

cash payment of $100,000 on or before June 15, 2012; and

(f)

cash payment of $100,000 on or before June 15, 2013.

The acquisition of the Esmeralda Property is subject to a 3% royalty in respect of the sale or disposition of lithium carbonate or other lithium compounds.  We have the option to acquire up to 2% of the royalty, in whole percentage points, for $1,000,000 for each 1%.

Should we or a joint venture partner: (i) deliver a feasibility study recommending mining of lithium carbonate or other lithium compound from the property and the implementation of a mining plan is authorized, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of our interest in the property, we will pay GeoXplor Corp. an additional $500,000 in cash or shares.  The election to obtain cash or shares of our company shall be at the sole election of GeoXplor Corp.

As part of the acquisition we also have a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

(a)

$100,000 during the first year;

(b)

$200,000 during the second year;

(c)

$500,000 during the third year; and

(d)

$1,200,000 during the fourth year.

The Esmeralda property is comprised of approximately 16,000 acres in close proximity to major support centers and a local trained workforce.  The unpatented placer mining claims constituting the Esmeralda Property consist of PMP 17 through PMP 42, CR 1 through CR 15 and AF 1 through AF 47.

Regional Geology

The Clayton Valley-Montezuma range is underlain by a thick body of tuffaceous sediments, ranging from upper Miocene to Pliocene in age. The volcanic sequence has been named the Esmeralda formation and consists of approximately 15,000 feet of lucustrine volcanic sediments which include poorly sorted conglomerates and sandstones, limestone, mudstones and tuffaceous units. Fossils suggest a relatively fresh environment of deposition.

Two major volcanic events were recorded in the Tertiary sediments. An early Pliocene volcanic episode is represented by a single welded tuff unit with an age of 22 million years and is exposed on the northern end of the Silver Peak Range. The tuff was ejected prior to the block faulting that disturbed the drainage of the Silver Peak region and created several closed basins into which the lower part of the Esmeralda formation was deposited.

A second period of volcanic eruptions with major faulting occurred during the middle Pliocene and resulted in the deformation of the lower Esmeralda sediments creating an angular unconformity. The oldest sediments above the unconformity were assigned to the upper Esmeralda unit and have been dated at 6.9 million years. The widespread ash fall tuff that crops out around Clayton Valley and the Montezuma peak area has the same age as the upper Esmeralda sediments (6.9 million years) and has been subjected to major faulting which created the present topography.

The uplift of the Sierra Nevada at the beginning of the Pleistocene caused the climate of the Basin and Range Province to become generally arid. Pluvial periods, correlative with the glacial stages in the highlands, resulted in increased runoff and formation of temporary lakes in the basins. The interpluvial periods were more arid and led to the concentration of the lake waters the remnants of which are the lithium rich evaporities.

Pursuant to a letter of intent dated August 30, 2009, we acquired an option to acquire a 100% interest in 50 mining claims in Esmeralda County, Nevada, U.S.A, subject to a 3% Net Value Royalty.   We intend to enter into a definitive purchase agreement on or before January 1, 2010 which agreement will encompass the terms of the letter of intent.  As consideration for the property we agreed to pay the following:

(a)

cash payments of $20,000, which has been paid, and the issuance of 250,000 common shares at a market price of $0.77 per share, which shares have been issued;

(b)

cash payment of $32,500 upon execution of the purchase agreement;

(c)

cash payment of $50,000 and the issuance of an additional 250,000 common shares on or before the first anniversary of the purchase agreement;

(d)

cash payment of $100,000 and the issuance of an additional 250,000 common shares on or before the second anniversary of the purchase agreement;

(e)

cash payment of $100,000 and the issuance of an additional 250,000 common shares; and

(f)

cash payment of $100,000 on or before the fourth anniversary of the purchase agreement.

We have the right to purchase up to two percent (2%) of the Net Value Royalty, in whole percentage points, for $1,000,000.

As part of the acquisition we also have a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

(a)

$100,000 during the first year;

(b)

$200,000 during the second year;

(c)

$500,000 during the third year; and

(d)

$500,000 during the fourth year.

Employees

Currently, we do not have any employees.  Our directors and certain contracted individuals play an important role in the running of our company.  We do not expect any material changes in the number of employees over the next 12 month period.  We do and will continue to outsource contract employment as needed.

We engage contractors from time to time to consult with us on specific corporate affairs or to perform specific tasks in connection with our exploration programs.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Intellectual Property

We do not own, either legally or beneficially, any patents or trademarks.

Dependence on Major Customers

We have no customers.

Competition

We are a mineral resource exploration company.  We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties.  Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties.  This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration.  This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Compliance with Government Regulation

We are committed to complying with and are, to our knowledge, in compliance with, all governmental and environmental regulations applicable to our company and our property. Permits from a variety of regulatory authorities are required for many aspects of mine operation and reclamation. We cannot predict the extent to which these requirements will affect our company or our property if we identify the existence of minerals in commercially exploitable quantities. In addition, future legislation and regulation could cause additional expense, capital expenditure, restrictions and delays in the exploration of our property.

Item 1A.

Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not own or lease any property.   We have acquired an interest in two mineral properties located in Esmeralda County, Nevada, as more particularly described under “Business Development” herein.

Item 3.

Legal Proceedings

There are no legal proceedings pending or threatened against us.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol AMLM.  The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “AMLM”)
Period	High (US $)	Low (US $)
First Quarter 2008	(1)	(1)
Second Quarter 2008	(1)	(1)
Third Quarter 2008	(1)	(1)
Fourth Quarter 2008	(1)	(1)
First Quarter 2009	(1)	(1)
Second Quarter 2009	(1)	(1)
Third Quarter 2009 (2)	0.48	0.31
Fourth Quarter 2009	1.34	0.40

(1)

No trades.

(2)

On March 20, 2009, we changed our name from Nugget Resources Inc. to American Lithium Minerals Inc. and carried out a four for one forward split of our share capital.

Holders

As of December 22, 2009, there were 11 holders of record of our common stock and approximately 11,000 non-registered shareholders.

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

Securities authorized for issuance under equity compensation plans

On August 20, 2009, our Board of Directors ratified, approved and adopted a Stock Option Plan to issue up to 4,000,000 common shares, with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to our company for reasons other than cause, any stock option that is vested and held by such optionee may be exercisable within ninety calendar days after the effective date that his or her position ceases.  Stock options are non-transferable.  Any stock option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	550,000	$0.83	3,450,000

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

During the year ended September 30, 2009, we issued 1,250,000 units at a price of $0.36 per unit by way of a private placement, raising gross proceeds of $450,000.  Each unit consists of one common share and one common share purchase warrant.  Each share purchase warrant is non-transferable and shall entitle the holder thereof to purchase one share of common stock, for a period of twenty four months commencing from closing, at a purchase price of $0.50. We issued all of the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

Subsequent to the year ended September 30, 2009, on October 7, 2009 we issued 740,740 units at a price of $1.35 per unit by way of a private placement, raising gross proceeds of $1,000,000.  Each unit consists of one common share in the capital and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant non-transferable shall entitle the holder thereof to purchase one share of common stock, for a period of twenty four months commencing from closing, at a purchase price of $1.50 per warrant share.  We issued all of the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended September 30, 2009.

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to carry out exploration work on our two recently acquired properties located in Esmeralda County, Nevada and to continue to review other potential acquisitions in the resource and non-resource sectors.  During the next 12 months we have committed to expend an aggregate of $300,000 in exploration work on the two properties.

As well, we anticipate spending an additional $400,000 on administrative fees, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $700,000.

We currently have sufficient funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the future in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations

We did not earn any revenues for the year ended September 30, 2009.  We incurred operating expenses in the amount of $196,054 for the year ended September 30, 2009, compared to $39,413 for the year ended September 30, 2008, consisting of general and administrative expenses, legal and accounting fees, management fees and stock based compensation.  At September 30, 2009, we had assets of $1,232,712 ($704 – September 30, 2008) consisting of cash and cash equivalents and we had total liabilities recorded at $79,232 ($52,168 - September 30, 2008).  These consisted of accounts payable and accrued liabilities of $15,355 ($8,500 - September 30, 2008) and $63,877 due to a related party ($43,668 – September 30, 2008).

We have not attained profitable operations and are depending upon obtaining financing to continue to search for a new acquisition.  For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

We have had no operating revenues since our inception on March 10, 2005 through September 30, 2009, and have incurred operating expenses in the amount of $311,418 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

For the fiscal year ended September 30, 2009, general and administrative expenses were $85,042 ($8,484 – September 30, 2008), legal and accounting were $33,352 ($16,129 – September 30, 2008), management fees were $12,000 ($12,000 – September 30, 2008), rent expense was $Nil ($2,800 – September 30, 2008) and stock based compensation was $65,660 ($Nil – September 30, 2008).  For the period from inception on March 10, 2005 through September 30, 2009, general and administrative expenses were $99,227, management fees were $48,000, rent expense was $7,600 and mineral property expenditures were $9,000.

General and administrative expenses and legal and accounting fees were nearly four times higher in fiscal 2009 as a result of increased activity related to our recent acquisition of two mineral properties and two recently completed private placements.  In addition, we incurred stock based compensation of $65,660 in fiscal 2009, compared to $Nil in fiscal 2008.

During fiscal 2009, we recorded an extinguishment of accrued liabilities of $8,500 for accrued and unpaid legal services as we have now been released of all liabilities and no further fees are owing.

During the year ended September 30, 2009, we incurred a net loss of $(186,561), which resulted in an accumulated deficit of $(301,925).

Our financial statements are prepared in accordance with U.S. generally accepted accounting principles.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash and cash equivalents of $1,232,712 as of September 30, 2009, compared to a cash position of $704 at September 30, 2008.  During the year ended September 30, 2009, we raised an aggregate of $450,000 by the issuance of 1,250,000 common shares at a price of $0.36 per share.  Subsequent to the year ended September 30, 2009, we completed a private placement of 740,740 units at a price of $1.35 per unit for total proceeds of $1,000,000.

Since inception through to and including September 30, 2009, we have raised $475,500 through private placements of our common shares and we have received contributed capital by related parties of $63,877.

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

Item 8.

Financial Statements and Supplementary Data.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Audited)

30 September 2009

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 September 2009 (Audited)	As at 30 September 2008 (Audited)

Assets

Current assets
Cash and cash equivalents	$ 1,232,712	$ 704

Total current assets	1,232,712	704

Other assets
Mineral claims (Note 3)	468,655	-

TOTAL ASSETS	$ 1,701,367	$ 704

Liabilities and Stockholders’ Equity (Deficit)

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$ 15,355	$ 8,500
Due to related party (Note 6)	63,877	43,668

Total current liabilities	79,232	52,168

TOTAL LIABILITIES	79,232	52,168

Stockholders’ equity (deficit)
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of September 30, 2009 and September 30, 2008: 49,750,000 and 48,000,000, respectively	49,750	48,000
Additional paid-in capital	874,310	15,900
Stock payable (Note 5)	1,000,000	-
Deficit accumulated during the exploration stage	(301,925)	(115,364)

Total stockholders’ equity (deficit)	1,622,135	(51,464)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 1,701,367	$ 704

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Audited)

	For the year ended 30 September 2009	For the year ended 30 September 2008	From inception (10 March 2005) to 30 September 2009

Revenues	$ -	$ -	$ -

Expenses
Mineral property expenditures (Note 3)	-	-	9,000
General and administrative	85,042	8,484	99,227
Legal and accounting	33,352	16,129	81,931
Management fees – related party (Note 6)	12,000	12,000	48,000
Rent expense – related party (Note 6)	-	2,800	7,600
Stock based compensation	65,660	-	65,660

Total expenses	196,054	39,413	311,418

Other expenses (income)
Interest income	(993)	-	(993)
Gain on extinguishment of accrued liability	8,500	-	8,500

Net loss	$ 186,561	$ 39,413	$ 301,925

Basic earnings per common share	$ (0.00)	$ (0.00)

Weighted average number of common shares basic	48,339,041	43,721,312

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 30 September 2009

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Deficit accumulated during the exploration stage	Total stockholders’ equity (deficit)

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005 (Note 5)	20,000,000	$ 20,000	$ (15,000)	$ -	$ -	$ 5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005 (Note 5)	16,000,000	16,000	(12,000)	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005 (Note 5)	2,700,000	2,700	4,050	-	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005 (Note 5)	3,300,000	3,300	4,950	-	-	8,250
Net loss	-	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	42,000,000	42,000	(18,000)	-	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	-	14,400
Net loss	-	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	42,000,000	42,000	(3,600)	-	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	-	14,400
Net loss	-	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	42,000,000	42,000	10,800	-	(75,951)	(23,151)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	9,600	-	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008 (Note 5)	6,000,000	6,000	(4,500)	-	-	1,500
Net loss	-	-	-	-	(39,413)	(39,413)

Balance at 30 September 2008	48,000,000	48,000	15,900	-	(115,364)	(51,464)

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 30 September 2009

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Deficit Accumulated during the exploration stage	Total stockholders’ equity (deficit)

Balance at 30 September 2008	48,000,000	$ 48,000	$ 15,900	$ -	$ (115,364)	$ (51,464)
Common shares issued for property payment (250,000 at $0.48 per share) (Note 3)	250,000	250	119,750	-	-	120,000
Common shares issued for cash ($0.36 per share) - 14 July 2009 (Note 5)	1,250,000	1,250	448,750	-	-	450,000
Common shares issued for property payment (250,000 at $0.77 per share) (Note 3)	250,000	250	192,250	-	-	192,500
Common shares payable for private placement (1,000,000 at $1.36 per share) (Note 5)	-	-	-	1,000,000	-	1,000,000
Contributions to capital by related parties – forgiven debt (Note 6)	-	-	32,000	-	-	32,000
Stock based compensation expense on options vested during period	-	-	65,660	-	-	65,660
Net loss	-	-	-	-	(186,561)	(186,561)
Balance at 30 September 2009 (Audited)	49,750,000	$ 49,750	$ 874,310	$1 ,000,000	$ (301,925)	$ 1, 622,135

All share amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 5).

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

	For the year ended 30 September 2009	For the year ended 30 September 2008	From inception (10 March 2005) to 30 September 2009

Cash flows from operating activities
Net loss	$(186,561)	$(39,413)	$(301,925)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	9,600	38,400
Contributions to capital by related parties – forgiven debt (Note 6)	32,000	-	32,000
Stock based compensation expense	65,660		65,660
Non-cash gain on extinguishment of accrued liability	8,500	-	8,500
Changes in operating assets and liabilities
(Decrease) increase in accounts payable and accrued liabilities	(1,645)	(3,450)	6,855

Net cash used in operating activities	(82,046)	(33,263)	(150,510)

Cash flows from investing activities:
Purchase of mineral claims	(156,155)	-	(156,155)

Net cash used in investing activities	(156,155)	-	(156,155)

Cash flows from financing activities
Bank overdraft	-	(1,201)	-
Due to related party	20,209	33,668	63,877
Common shares issued for cash	450,000	1,500	475,500
Stock payable for private placement	1,000,000		1,000,000

Net cash provided by financing activities	1,470,209	33,967	1,539,377

(Decrease) increase in cash and cash equivalents	1,232,008	704	1,232,712

Cash and cash equivalents, beginning of year	704	-	-

Cash and cash equivalents, end of year	$1,232,712	$704	$1,232,712

Supplemental schedule of non-cash financing activities:
Cash paid during the year for interest	$ -	$ -	$ -
Cash paid during the year for income taxes	$ -	$ -	$ -

Non cash activities
Stock issued for mineral property	$ 312,500	$ -	$ 312,500

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

1.

Nature of Operations

American Lithium Minerals, Inc. (the “Company”) was originally organized as Nugget Resources Inc. under the laws of the State of Nevada on March 10, 2005.  The Company has been investigating prospective lithium opportunities.  On March 2, 2009, the Company changed its name to American Lithium Minerals, Inc. to better reflect the direction of the Company. The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 “Development Stage Entities”.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the organization period.

The Company’s financial statements as at September 30, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the years ended September 30, 2009 and 2008 of $186,561 and $39,413, respectively, and has working capital of $1,153,480 and a working capital deficit of $51,464 as at September 30, 2009 and September 30, 2008, respectively.

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

At September 30, 2009, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  Accordingly, these factors raise substantial doubt as to the Company’s ability to continue as a going concern. The financials statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the company cannot continue in existence

The Company has evaluated subsequent events through December 7, 2009, the date which the financial statements were available to be issued. See note 8.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

2.

Significant Accounting Policies (continued)

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

Income taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, which requires the use of the asset/liability method of accounting for income taxes.  Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 205-10, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying financial statements.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

2.

Significant Accounting Policies (continued)

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

Stock based compensation

On August 1, 2009, the Company adopted the fair value recognition provisions of FASB ASC 718-10. The Company adopted FASB ASC 718-10 using the modified-prospective-transition method.  Under this method, compensation cost recognized for the year ended September 30, 2009 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of FASB ASC 718-10, and b) compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10.  In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

2.

Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In December 2007, the FASB issued ASC 805-10.  Under FASB ASC 805-10, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FASB ASC 805-10 will change the accounting treatment and disclosure for certain specific items in a business combination. FASB ASC 805-10 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the entity’s first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations completed by the Company prior to June 1, 2009 will be recorded and disclosed following existing GAAP. The Company has not adopted this statement and management does not expect the adoption of FASB ASC 805-10 will have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued FASB ASC 815-10, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting.  Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FASB ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  Early adoption is permitted.  At September 30, 2009, the Company did not have any derivative instruments or hedging activities. Management is aware of the requirements of FASB ASC 815-10 and will disclose when appropriate.

In May 2008, the FASB issued FASB ASC 944-10.  FASB ASC 944-10 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. FASB ASC 944-10 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company has adopted this statement and management does not expect the adoption of FASB ASC 944-10 will have a material impact on the Company’s financial position or results of operations.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

2.

Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements

On May 28, 2009 the FASB issued FASB ASC 855-10, “Subsequent Events”. FASB ASC 855-10 should not result in significant changes in the subsequent events that an entity reports. Rather, FASB ASC 855-10 introduces the concept of financial statements being available to be issued. Financial statements are considered available to be issued when they are complete in a form and format that complies with generally accepted accounting principles (GAAP) and all approvals necessary for issuance have been obtained.

FASB ASC 860-10, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognizing of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

In June 2009, the FASB issued FASB ASC 105-10, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ (the Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP), aside from those issued by the SEC.  The Codification became effective for interim and annual periods ending after September 15, 2009.  The Company adopted the Codification when referring to GAAP for the fiscal period ending September 30, 2009.  The adoption of the Codification did not have an impact on the Company’s financial position or results of operations.

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

3.

Mineral Property (continued)

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

-

$18,000 upon presentation of a receipt for payment of the filing and claim maintenance fees;

-

$35,000 on or before June 15, 2010;

-

$50,000 on or before June 15, 2011;

-

$100,000 on or before June 15, 2012;

-

$100,000 on or before June 15, 2013.

Shares to be issued:

-

250,000 common shares on execution of the agreement; (issued,

valued at $120,000 using the market price of $0.48 per share)

-

250,000 common shares on or before June 15, 2010; and

-

250,000 common shares on or before June 15, 2011.

The Company has the right to purchase up to two percent (2%) of the Net Value Royalty, in whole percentage points, for $1,000,000 for each 1%.

Should the Company, its assignees or a joint venture partner: (i) deliver to the board of directors or applicable other management a feasibility study recommending mining of lithium carbonate or other lithium compound from the property and such board authorizes implementation of a mining plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the property, the Company will pay the vendor an additional $500,000 in cash or shares.

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

Pursuant to a letter of intent dated August 30, 2009, the Company acquired an option to acquire a 100% interest in 50 mining claims in Esmeralda County, Nevada, U.S.A, subject

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

3.

Mineral Property (continued)

to a 3% Net Value Royalty.   The Company intends to enter into a definitive purchase agreement on or before January 1, 2010 which encompasses the terms of the letter of intent.  Consideration for the property is as follows:

Cash payments of:

-

$20,000 upon the execution of a letter of intent on August 30, 2009, (paid);

-

$32,500 upon execution of the purchase agreement;

-

$50,000 on or before the first year anniversary;

-

$100,000 on or before the second year anniversary;

-

$100,000 on or before the third year anniversary;

-

$100,000 on or before the fourth year anniversary.

Shares to be issued:

-

250,000 common shares on execution of the letter of intent; (issued valued at $120,000 using the market price of $0.48 per share)

-

250,000 common shares on or before first year anniversary;

-

250,000 common shares on or before second year anniversary; and

-

250,000 common shares on or before third year anniversary.

The Company has the right to purchase up to two percent (2%) of the Net Value Royalty, in whole percentage points, for $1,000,000.

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$500,000 during the fourth year.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

3.

Mineral Property (continued)

Mineral properties costs are summarized below:

	2009	2008
Acquisition Costs
Cash	$ 99,000	$ -
Shares	312,500	-
	411,500	-

Exploration Costs
Exploration advance	$ 37,000	-
Claim maintenance, licenses, and legal	13,331	-
Miscellaneous	187	-
Reports	6,637	-
	57,155	-
Total costs incurred during the year	$ 468,655	$ -
Balance of costs, beginning of year	-	-
Balance of costs, end of year	$ 468,655	$ -

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 49,750,000 common shares with a par value of $0.001 per common share.

i.

On March 18, 2005, 20,000,000 common shares of the Company were issued for cash proceeds of $5,000.

ii.

On April 5, 2005, 16,000,000 common shares of the Company were issued for cash.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

5.

Capital Stock (continued)

proceeds of $4,000.

iii.

On April 13, 2005, 2,700,000 common shares of the Company were issued for cash proceeds of $6,750.

iv.

On April 21, 2005, 3,300,000 common shares of the Company were issued for cash proceeds of $8,250.

v.

On June 17, 2008, 6,000,000 common shares of the Company were issued for cash proceeds of $1,500.

vi.

On July 14, 2009, 250,000 common shares of the Company were issued for property for a fair value of $120,000.

vii.

On July 23, 2008, 1,250,000 common shares of the Company were issued for cash proceeds of $450,000.

viii.

On August 30, 2009, 250,000 common shares of the Company were issued for property for a fair value of $192,500.

On March 2, 2009, the Board of Directors authorized a 4:1 forward stock split.  The number of shares issued in accordance with the private offerings as listed above, include the effects of the split.

On August 20, 2009, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 4,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.  On December 3, 2009, the Company filed a Form S-8 to register these shares.

At September 30, 2009, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
50,000	$0.60	August 20, 2014
500,000	$0.85	September 1, 2010
550,000

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

5.

Capital Stock (continued)

The Company’s stock option activity is presented below:

	2009
		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Outstanding at beginning of year	-
Granted	550,000	$0.83	1.28

Outstanding at end of year	550,000	$0.83	1.28

Exercisable at end of year	91,667

Stock based compensation on shares vested and exercisable during the year ended September 30, 2009 is $65,660.

At September 30, 2009, there were no outstanding warrants.

During the year ended September 30, 2009, the Company received $1,000,000 in share subscriptions for a private placement of 740,740 units at $1.35.  Each unit is comprised of one common share and 1.5 share purchase warrant exercisable at $1.50 for two years.  The shares and warrants were issued subsequently (Note 8).

During the year ended September 30, 2009, officers and/or directors of the Company made contributions to capital by the payment of Company expenses and forgiveness of debt (Note 6).

6.

Related Party Transactions

During the years ended September 30, 2009 and 2008, a former director of the Company advanced $32,000 and $22,000, respectively, to the Company.  During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid in capital.

During the year ended September 30, 2009, a director of the Company advanced $47,877. The amount is unsecured, non interest bearing and is due on demand.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

6.

Related Party Transactions (continued)

During the years ended September 30, 2009 and 2008, officers and/or directors of the Company made contributions to capital for management fees of $nil and $8,000 and for rent of $nil and $1,600, respectively (Note 5).

During the years ended September 30, 2009 and 2008, management fees of $12,000 and $4,000, respectively, were payable to a director of the Company.   Expenses paid on behalf of the Company totalling $nil and $6,468, respectively, were also payable.

As of September 30, 2009 and 2008, total due to related party is $63,877 and $43,668, respectively.

7.

Income Taxes

At September 30, 2009 and 2008, the Company had a federal operating loss carryforward of approximately $186,561 and $39,413, respectively, which begins to expire in 2026.

The provision for income taxes consisted of the following components for the years ended September 30:

	2009	2008
Current:
Federal	$ -	$ -
Foreign	-	-
Deferred	-	-
	$ -	$ -

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$ 186,561	$ 39,413
Total deferred tax assets	65,296	13,795
Less: Valuation Allowance	(65,296)	(13,795)

Net Deferred Tax Assets	$ -	$ -

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

7.

Income Taxes (continued)

The valuation allowance for deferred tax assets as of September 30, 2009 and 2008 was $65,296 and $13,795, respectively.  In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible.  Management considers the scheduled reversals of future deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  As a result, management determined it was more likely than not the deferred tax assets would not be realized as of September 30, 2009 and 2008, and recorded a full valuation allowance.

Reconciliation between the statutory rate and the effective tax rate is as follows for the years ended September 30:

	2009	2008

Federal statutory tax rate	(35.0)%	(35.0)%
Foreign	35.0%	35.0%

Effective tax rate	0.0%	0.0%

8.

Subsequent Events

On October 6, 2009, the Company completed a private placement of 740,740 units at $1.35 per unit for total proceeds of $1,000,000.  Each unit comprises one common share and 1.5 share purchase warrant exercisable at a price of $1.50 for a period of two years.

On October 8, 2009, the Company granted 1,500,000 stock options, exercisable at $0.85 per share until October 8, 2011, to Judy Baker, who was appointed as President and CEO at that time.  Subsequently, Judy Baker resigned as President and CEO on November 4, 2009 and agreed to reduce her stock options from 1,500,000 options to 750,000 options.

On October 2, 2009, the Company entered into an investor relations agreement for an aggregate remuneration of $7,000 per month, representing fees for managing and executing an online investor relations program.  The term of this agreement shall begin on October 15, 2009 and shall expire October 14, 2010.

On October 15, 2009, the Company granted 250,000 stock options exercisable at $1.45 until October 15, 2011 to a firm providing investor relation services to the Company.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2009

(Audited)

8.

Subsequent Events (continued)

On November 4, 2009, the Company granted 750,000 options exercisable at $0.85 until November 4, 2010 to a senior officer of the Company. The options will vest as follows:  250,000 on November 4, 2009, 250,000 on February 4, 2010 and 250,000 on May 4, 2010.

On November 3, 2009 the Company entered into an employment agreement with Hugh Aird whereby Mr. Aird agreed to act as President and Chief Executive Officer of the Company for an aggregate remuneration of $10,000 per month for an initial term of one year, commencing November 2009.

9.

Other

During 2009, the Company recorded an extinguishment of accrued liabilities of $8,500 relating to an amount previously accrued and unpaid for legal services, which as of the date of this report, the Company has been released of all liabilities due and no further fees are due.

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

(b)

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Accounting Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of September 30, 2009.

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

Directors:

Name of Director

Age

Matthew Markin

44

Dave Clark

50

Chris Hobbs

43

Executive Officers:

Name of Officer

Age

Office

Hugh Aird

56

President and Chief Executive Officer

Chris Hobbs

43

Chief Financial Officer

Biographical information

Set forth below is a brief description of the background and business experience of our executive officer and directors for the past five years.

Matthew Markin

Mr. Matthew Markin holds graduate degrees in science from Capilano College and the University of British Columbia.

Mr. Markin specializes in forecasting, projection and market analysis, research and development.  He has served on the boards of numerous public and private companies, including firms in mining and exploration, finance, information technology, medical, banking and real estate.  The latest project Mr. Markin was involved in is a company called China Valves and Technology, Inc.  The company, through its subsidiaries, focuses on the development, manufacture and sales of metal valves for the electricity, petroleum, chemical, water, gas and metal industries in the People’s Republic of China.  Mr. Markin was the president and sole director of the public company at the time of the reverse merger.  China Valve Technology Inc. went on to raise $32,000,000 and has gross revenues in excess of $70,000,000.

Mr. Markin has been responsible for raising over $100,000,000 for small to medium size companies in the public sector and the private sector.  Prior to his founding The Markin Investment Group he was president of the Markin Development Corporation, a major player in the Canadian real estate and construction industry responsible for projects across western Canada. Since 1999 Mr. Markin has served as president of The Markin Investment Group.

Dave Clark

Mr. Dave Clarke is a businessman from Calgary, Alberta, Canada.  He was a driving force behind the start-up of Maple Leaf Reforestation Inc., a publicly traded company on the TSX Venture Exchange.  During his 4-year term as Chairman, President and CEO, a reverse takeover was completed and over $3,000,000 CDN was raised for the company.  The company built their first major 110,000 square foot greenhouse structure in China.  This allowed the company to begin the revenue process and striving of doing business in China.

Mr. Clarke has a strong business background in starting private companies as well as operating and owning profitable companies over the last 25 years.

Hugh Aird

Since 2004, Mr. Hugh Aird has been the Vice-Chairman, North America, Business Development for Edelman Public Relations.  From 2002 to 2004 he was the President of DRIA Capital, a financial consulting firm; from 1998 to 2002 he was the Managing Director at Berenson, Mineralla LTD, a firm providing M&A advisory services; and from 1994 to 1998 he was Vice-Chairman of Merrill Lynch Canada.  Since graduating from Harvard University, Mr. Aird has held numerous top level executive positions throughout the financial industry.

Chris Hobbs

Mr. Chris Hobbs has over 9 years experience in finance and investment banking.  Since 2008, Mr. Hobbs has been a partner and co-founder Pine Point Capital Advisors Inc., a private firm specializing in capital and financial advisory services to Canadian companies.  Appointed in March 2009, he is currently a director and president of Apheresis Health Sciences Inc., an early stage health sciences company.   In 2007, Mr. Hobbs was an associate with Becher McMahon Capital Markets Inc., an Ontario Securities Commission Limited Market Dealer where he assisted equity financings for mining and oil and gas companies listed on the Toronto Stock Exchange and conducted merger and acquisition services for clients with a focus on the mining, oil and gas and technology sectors.  From 2004 to 2008, Mr. Hobbs was the Chief Financial Officer of Veris Health Sciences, a company providing a revolutionary new treatment for Age Related Macular Degeneration.  Mr. Hobbs assisted the management team in raising more than $20 million in equity and debt financing to fund significant growth.  Mr. Hobbs is a member of the Chartered Accountants of Ontario and holds a Bachelor of Business Administration Degree from the Schulich School of Business at York University.

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Family Relationships

There are no family relationships among our directors or executive officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining,

barring, suspending or otherwise limiting his involvement in any type of business,  securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Significant Employees and Consultants

We have no significant employees other than the officers and directors described above.

Conflicts of Interest

We do not have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our Board of Directors.

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

We do not currently have any arrangements or understandings pursuant to which a director or executive officer is selected to be a director or executive officer.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Code of Ethics is attached to this report as an exhibit.

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2008 and for the fiscal year ended September 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Matthew Markin, (1) President, CEO, CFO, Secretary, Treasurer & Director	2009 2008	0 0	0 0	0 0	0 0	0 0	0 0	0 0	0 0
Peter Sorel, (2) Former President and CEO and Director	2009 2008 2007	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Dave Clark, (3) Director	2009	0	0	0	0	0	0	0	0

(1)

Mr. Markin was appointed as President, CEO, Secretary/Treasurer and a director on May 13, 2008.

(2)

Mr. Sorel resigned as President and CEO on May 13, 2008.  Effective July 15, 2009, Mr. Sorel resigned as a director

(3)

Mr. Clark was appointed as a director on May 13, 2009.

Option/SAR Grants

We made no grants of stock options or stock appreciation rights to our directors and officers during the period from our inception on March 10, 2005 through the fiscal period ending September 30, 2009.

Compensation of Directors

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors.  In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director.  No payment precludes any director from serving our company in any other capacity and being compensated for such service.  Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings.  During the year ended September 30, 2009, we did not pay any compensation to our directors.

Employment contracts and termination of employment and change-in-control arrangements

There are no compensatory plans or arrangements with respect to our executive officers resulting from their resignation, retirement or other termination of employment or from a change of control.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock, as of the date of this registration statement, by (i) each person (including any group) who is known by us to beneficially own more than 5% of any class of the voting securities of our company; (ii) each of our directors, and (iii) officers and directors as a group.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Matthew Markin 1914 Cordova Road, Suite 116 Fort Lauderdale, FL 33316	Director, 5% Shareholder, President, Secretary and Treasurer	22,000,000	43.57%
Common Stock	Dave Clarke 46 Meadow Pt., Dr RR1 De Winton, Alberta T0L 0X0	Director	4,000,000	7.92%
Common Stock	All directors and executive officers as a group (one individual)		26,000,000	51.49%

(1)

The percent ownership of class is based on 50,490,740 shares of common stock issued and outstanding as of the date of this report.

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

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

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

Principal Accounting Fees and Services.

Our principal accountants, James Stafford, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended September 30, 2009	Fiscal year ended September 30, 2008
Audit Fees	$ 9,500	$ 13,800
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-19, and are included as part of this report:

Financial Statements for the fiscal year ended September 30, 2009

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 16 of this report, and are incorporated herein by this reference.

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

(1)

Filed as an exhibit to our registration statement on Form SB-2 dated March 22, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LITHIUM MINERALS INC.

/s/ Hugh Aird

Hugh Aird

Chief Executive Officer

December 22, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hugh Aird

Hugh Aird

Chief Executive Officer

December 22, 2009