Form 10-K/A
period 2009-09-30
American Lithium Minerals, Inc.
filed 2010-01-06
CIK 1356371

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

Explanatory Note

American Lithium Minerals Inc. (the “Company”) filed its annual report on Form 10-K for the year ended September 30, 2009 on December 23, 2009 (the “Original Filing”).  The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to include the audit report of DeJoya Griffith &F Company, LLC, Certified Public Accountants, with the audited financial statements, which audit report was inadvertently omitted from the Original Filing.

This Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing.  Accordingly, this Amendment should be read in conjunction with the Company’s other filings, if any, made with the Securities and Exchange Commission subsequent to the filing of the Original Filing, including the amendments to those filings, if any.

Item 8.

Financial Statements and Supplementary Data.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Audited)

30 September 2009

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

American Lithium Minerals, Inc.

Henderson, NV 89052

We have audited the accompanying balance sheets of American Lithium Minerals, Inc. (An Exploration Stage Company) as of September 30, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and from inception (March 10, 2005) to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lithium Minerals, Inc. (An Exploration Stage Company) as of September 30, 2009 and 2008, and the results of their operations and cash flows for the years then ended and from inception (March 10, 2005) to September 30, 2009 in conformity with accounting principles generally accepted in the United States.

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

Henderson, Nevada

December 16, 2009

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

January 6, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hugh Aird

Hugh Aird

Chief Executive Officer

January 6, 2010