Form 10-Q
period 2009-12-31
American Lithium Minerals, Inc.
filed 2010-02-16
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2009

[   ]

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 333-132648

AMERICAN LITHIUM MINERALS, INC.

(Exact name of Small Business Issuer as specified in its charter)

Nevada	71-1049972
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

2850 W. Horizon Ridge Parkway, Suite 200
Henderson, Nevada	89052
(Address of principal executive offices)	(Postal or Zip Code)

702.430.4789
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

Yes   [   ]       No [ X ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  50,490,740 shares of common stock with par value of $0.001 per share outstanding as of February 16, 2010.

PART I.

FINANCIAL INFORMATION

Item 1.

Financial Statements

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 December 2009

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 December 2009 (Unaudited)	As at 30 September 2009 (Audited)

Assets

Current assets
Cash and cash equivalents	$ 883,074	$ 1,232,712
Advance to PinePoint (Note 6)	21,470	-
Prepaid expenses (Note 6)	42,440	-
Deposit (Note 7)	10,000	-
Due from related party (Note 6)	25,000	-

Total current assets	981,984	1,232,712

Other assets
Mineral claims (Note 3)	513,296	468,655

TOTAL ASSETS	$ 1,495,280	$ 1,701,367

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities (Note 4)	$ 15,220	$ 15,355
Due to related party (Note 6)	66,877	63,877

Total current liabilities	82,097	79,232

TOTAL LIABILITIES	82,097	79,232

Stockholders’ equity
Common stock (Note 5): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of December 31, 2009 and September 30, 2009: 50,490,740 and 49,750,000, respectively	50,491	49,750
Additional paid-in capital	3,082,967	874,310
Stock payable (Note 5)	-	1,000,000
Deficit accumulated during the exploration stage	(1,720,275)	(301,925)

Total stockholders’ equity	1,413,183	1,622,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,495,280	$ 1,701,367

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 December 2009	For the three months ended 31 December 2008	From inception (10 March 2005) to 31 December 2009

Revenues	$ -	$ -	$ -

Expenses
Mineral property expenditures (Note 3)	-	-	9,000
Consulting fees – related party (Note 6)	59,291	-	84,291
Consulting fees-stock compensation	1,209,398	-	1,275,058
General and administrative	59,241	1,058	133,469
Legal and accounting	16,540	5,000	98,470
Management fees – related party (Note 6)	23,000	3,000	71,000
Promotion and shareholder relations	52,500		52,500
Rent expense – related party (Note 6)	-	-	7,600

Total expenses	1,419,970	9,058	1,731,388

Other income (expenses)
Interest income	1,620	-	2,613
Gain on extinguishment of accrued liability	-	-	8,500

Net loss	$ 1,418,350	$ 9,058	$ 1,720,275

Basic earnings per common share	$ (0.03)	$ (0.00)

Weighted average number of common shares basic	50,426,328	12,500,000

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 31 December 2009

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

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 31 December 2009

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Deficit Accumulated during the exploration stage	Total stockholders’ equity

Balance at 30 September 2008	48,000,000	$ 48,000	$ 15,900	$ -	$ (115,364)	$ (51,464)
Common shares issued for property payment (250,000 at $0.48 per share) (Note 3)	250,000	250	119,750	-	-	120,000
Common shares issued for cash ($0.36 per share) - 14 July 2009 (Note 5)	1,250,000	1,250	448,750	-	-	450,000
Common shares issued for property payment (250,000 at $0.77 per share) (Note 3)	250,000	250	192,250	-	-	192,500
Common shares payable for private placement (1,000,000 at $1.35 per share) (Note 5)	-	-	-	1,000,000	-	1,000,000
Contributions to capital by related parties – forgiven debt (Note 6)	-	-	32,000	-	-	32,000
Stock based compensation expense on options vested during period	-	-	65,660	-	-	65,660
Net loss	-	-	-	-	(186,561)	(186,561)
Balance at 30 September 2009	49,750,000	49,750	874,310	1,000,000	(301,925)	1,622,135
Common shares issued related to stock payable (at $1.35 per share) - 6 October 2009 (Note 5)	740,740	741	999,259	(1,000,000)	-	-
Stock based compensation expense on options vested during period	-	-	1,209,398	-	-	1,209,398
Net loss	-	-	-	-	(1,418,350)	(1,418,350)
Balance at 31 December 2009 (Unaudited)	50,490,740	$ 50,491	$ 3,082,967	$ -	$ (1,720,275)	$ 1,413,183

All share amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 5).

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 December 2009	For the three months ended 31 December 2008	From inception (10 March 2005) to 31 December 2009

Cash flows from operating activities
Net loss	$(1,418,350)	$(9,058)	$(1,720,275)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 6)	-	-	32,000
Non-cash gain on extinguishment of accrued liability	-	-	8,500
Stock based compensation expense	1,209,398		1,275,058
Changes in operating assets and liabilities
(Increase in) prepaid expenses	(42,440)	-	(42,440)
(Increase in) advance to PinePoint	(21,470)	-	(21,470)
(Increase in) deposit	(10,000)	-	(10,000)
(Decrease) increase in accounts payable and accrued liabilities	(135)	399	6,720

Net cash used in operating activities	(282,997)	(8,659)	(433,507)

Cash flows from investing activities:
Due from related party	(25,000)	-	(25,000)
Purchase of mineral claims	(44,641)	-	(200,796)

Net cash used in investing activities	(69,641)	-	(225,796)

Cash flows from financing activities
Common shares issued for cash	-	-	1,475,500
Due to related party	3,000	8,290	66,877

Net cash provided by financing activities	3,000	8,290	1,542,377

(Decrease) increase in cash and cash equivalents	(349,638)	(369)	883,074

Cash and cash equivalents, beginning of period	1,232,712	704	-

Cash and cash equivalents, end of period	$883,074	$335	$883,074

Supplemental schedule of non-cash financing activities:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-

Non cash activities
Shares issued for stock payable	(1,000,000)	-	(1,000,000)
Stock issued for mineral property	$-	$-	$312,500

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 December 2009

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

Going Concern

The Company’s financial statements as at December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the three months ended December 31, 2009 and 2008 of $1,418,350 and $9,058, respectively.

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

At December 31, 2009, the Company has suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

1.

Nature of Operations (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

2.

Significant Accounting Policies (continued)

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

2.

Significant Accounting Policies (continued)

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

2.

Significant Accounting Policies (continued)

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

3.

Mineral Property

Pursuant to a mineral property purchase agreement dated August 17, 2005, the Company acquired a 100% undivided right, title and interest in a 524.728 hectare mineral claim, located in the Similkameen Mining Division of British Columbia, Canada for a cash payment of $4,000 (paid).  During the year ended September 30, 2006, the Company paid $5,000 for exploration work on the property.   The Company was unable to keep the mineral claim in good standing due to lack of funding and had lost its interest in the mineral claim.

Pursuant to a mineral property purchase agreement dated June 15, 2009, the Company acquired an option to acquire a 100% interest in 88 unpatented mining claims in Esmeralda County, Nevada, U.S.A, subject to a 3% Net Value Royalty.   Consideration for the property is as follows:

Cash payments of:

-

$5,000 upon the execution of a letter of intent on April 29, 2009, (paid);

-

$56,000 upon execution of the agreement (paid June 15, 2009);

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

Should the Company, its assignees or a joint venture partner: (i) deliver to the board of directors or applicable other management a feasibility study recommending mining of lithium carbonate or other lithium compound from the property and such board authorizes implementation of a mining

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

3.

Mineral Property (continued)

plan, or (ii) sells, options, assigns, disposes or otherwise alienates all or a portion of its interest in the property, the Company will pay the vendor an additional $500,000 in cash or shares.

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

Pursuant to a letter of intent dated August 30, 2009, the Company acquired an option to acquire a 100% interest in 50 mining claims in Esmeralda County, Nevada, U.S.A, subject to a 3% Net Value Royalty.   The Company intends to enter into a definitive purchase agreement.   On or before January 1, 2010 which encompasses the terms of the letter of intent, the Company reached a verbal agreement to continue to negotiate definitive purchase agreement..  Consideration for the property is as follows:

Cash payments of:

-

$20,000 upon the execution of a letter of intent on August 30, 2009, (paid);

-

$32,500 upon execution of the purchase agreement;

-

$50,000 on or before the first year anniversary;

-

$100,000 on or before the second year anniversary;

-

$100,000 on or before the third year anniversary;

-

$100,000 on or before the fourth year anniversary.

Shares to be issued:

-

250,000 common shares on execution of the letter of intent; (issued valued at $192,500 using the market price of $0.76per share)

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

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$500,000 during the fourth year.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

3.

Mineral Property (continued)

Mineral properties costs are summarized below:

	December 31	September 30
	2009	2009
Acquisition Costs
Cash	$ 5,000	$ 99,000
Shares	-	312,500
	5,000	411,500

Exploration Costs
Exploration advance	$ (37,000)	$ 37,000
Claim maintenance, licenses, and legal	-	13,331
Gravity survey	76,641	-
Miscellaneous	-	187
Reports	-	6,637
	39,641	57,155
Total costs incurred during the period	$ 44,641	$ 468,655
Balance of costs, beginning of period	468,655	-
Balance of costs, end of period	$ 513,296	$ 468,655

4.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

5.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 50,490,740 common shares with a par value of $0.001 per common share.

i.

On March 18, 2005, 20,000,000 common shares of the Company were issued for cash proceeds of $5,000.

ii.

On April 5, 2005, 16,000,000 common shares of the Company were issued for cash proceeds of $4,000.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

5.

Capital Stock (continued)

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

ix.

On October 6, 2009, 740,740 common shares and 1,111,110 warrants of the Company were issued for cash proceeds of $1,000,000.  Each share purchase warrant is exercisable at a price of $1.50 for a period of two years.

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

5.

Capital Stock (continued)

On August 20, 2009, the Company granted a total of 50,000 fully vested stock options to a consultant of the Company at $0.60 per share expiring August 20, 2014.

On September 1, 2009, the Company granted a total of 500,000 stock options to a consultant of the Company at $0.85 per share expiring August 31, 2010.  The options vest in increments of 125,000 options per quarter for the duration of the term.

On October 6, 2009, the Company granted a total of 50,000 fully vested stock options to a consultant of the Company at $0.85 per share expiring October 6, 2014.

On October 8, 2009, the Company granted a total of 750,000 stock options to a consultant of the Company at $0.85 per share expiring October 8, 2014.

On November 8, 2009, the Company granted a total of 750,000 stock options to a consultant of the Company at $0.85 per share expiring November 8, 2014.  250,000 options vest immediately, 250,000 on February 4, 2010 and 250,000 on May 4, 2010.

On December 29, 2009, the Company granted a total of 500,000 fully vested stock options to a consultant of the Company at $0.85 per share expiring December 29, 2014.

During the three months ending December 31, 2009, a total of 2,050,000 options were granted. The Company recognized stock based consulting expenses totaling $1,209,398, which was charged to operations. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module. The following assumptions were made in estimating the fair value:

Expected volatility

91.475% ~ 133.86%

Expected life

1 to 5 year

Risk-free interest rate

0.41 ~ 2.62

Dividend yield

-

At December 31, 2009, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
50,000	$0.85	August 20, 2014
500,000	$0.85	September 1, 2010
50,000	$0.60	October 6, 2014
1,500,000	$0.85	November 4, 2014
500,000	$0.85	December 29, 2014
2,600,000

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

5.

Capital Stock (continued)

The Company’s stock option activity is presented below:

	December 31, 2009
		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Outstanding at beginning of year	600,000	$0.83	1.28
Granted	2,000,000	$0.85	4.88

Outstanding at end of period	2,600,000	$0.83	4.06

Exercisable at end of period	1,266,667

Stock based compensation on shares vested and exercisable during the three months ended December 31, 2009 is $1,209,398.

At December 31, 2009, the following warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
1,111,110	$1.50	October 6, 2011

During the year ended September 30, 2009, officers and/or directors of the Company made contributions to capital by the payment of Company expenses and forgiveness of debt (Note 6).

6.

Related Party Transactions

During the year ended September 30, 2009, a former director of the Company advanced $32,000 to the Company.  During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid in capital.

During the three months ended December 31, 2009, a total of $21,470 was advanced to a company owned by a senior officer for rent, office, and administrative expenses.

During the period ended December 31, 2009, advances totalling $66,877 is payable to a director of the Company. The amount is unsecured, non interest bearing and is due on demand.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2009

(Unaudited)

6.

Related Party Transactions (continued)

During the three months ended December 31, 2009 and 2008, management fees of $3,000 and $3,000, respectively, were payable to a director of the Company.

During the three months ended December 31, 2009, consulting and management fees totalling $59,291 and $20,000, respectively has been paid to senior officers of the Company.   Prepaid expenses include $30,000 advanced to a senior officer for consulting fees.

The Company has also advanced $25,000 to a senior officer.  This amount is repayable upon demand.  This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence.

As of December 31, 2009 and September 30, 2009, total due to related party is $66,877 and $63,877, respectively.

7.

Deposit

The Company has paid a $10,000 deposit for the right to acquire certain mineral claims in Utah.  The deposit is non-refundable and the Company is currently negotiating a definitive agreement.

8.

Subsequent Events

On January 5, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $40,000 and the issuance of 500,000 shares. In the event that the share price of the Company closes at less than $1.00, six to twelve months after the closing date of the Agreement, the Company shall issue on a one-time basis, an additional 200,000 shares.  A 2% NRR is payable to the vendor with the provision that the Company can buyback the NRR for $2 million.

On January 15, 2010, a total of 900,000 stock options exercisable at $0.85 were exercised for total proceeds of $785,000.

On January 11, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $40,000 and the issuance of 500,000 shares (issued subsequent).  A 2% NRR is payable to the vendor with a provision that the Company can purchase 1% back for $1 million.

The Company has evaluated subsequent events through February 11, 2010, the date which the financial statements were available to be issued.

Forward-Looking Statements

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to carry out exploration work on our two recently acquired properties located in Esmeralda County, Nevada and to continue to review other potential acquisitions in the resource and non-resource sectors.  During the next 12 months we have committed to expend an aggregate of $300,000 in exploration work on the two properties.

As well, we anticipate spending an additional $400,000 on administrative fees, including fees we will incur in complying with reporting obligations.  Total expenditures over the next 12 months are therefore expected to be $700,000.

As of December 31, 2009, we had a working capital of $899,887, compared to a working capital of $1,153,480 as at September 30, 2009.

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

Results of Operations for Period Ending December 31, 2009

We did not earn any revenues during the three-month periods ended December 31, 2009 or December 31, 2008.  We incurred total operating expenses of $1,419,970 during three months ended December 31, 2009 compared to $9,058 during the three months ended December 31, 2008, consisting of general and administrative expenses, legal and accounting fees, consulting fees, management fees, promotion and shareholder relations and stock based compensation.  At December 31, 2009, we had current assets of

$981,984, compared to $1,232,712 as at September 30, 2009.  We had total liabilities recorded at $82,097 as at December 31, 2009, compared to $79,232 as at September 30, 2009.

For the three months ended December 31, 2009, general and administrative expenses were $59,241 ($1,058 – December 31, 2008), consulting fees were $59,291 ($Nil – December 31, 2008), legal and accounting were $16,540 ($5,000 – December 31, 2008), management fees were $23,000 ($3,000 – December 31, 2008), promotion and shareholder relations was $52,500 ($Nil – December 31, 2008), and stock based compensation was $1,209,398 ($Nil – December 31, 2008).  For the period from inception on March 10, 2005 through December 31, 2009, general and administrative expenses were $133,469, consulting fees were $84,291, legal and accounting were $98,470, management fees were $71,000, promotion and shareholder relations were $52,500, rent expense was $7,600, stock based compensation was $1,275,058, and mineral property expenditures were $9,000.

Our expenses increased by $1,410,912 during the three months ended December 31, 2009, compared to the three months ended December 31, 2008, largely due to stock based compensation of $1,209,398 incurred during the three months ended December 31, 2009 ($Nil – December 31, 2008).  General and administrative expenses, consulting fees, management fees, promotion and shareholder relations, and legal and accounting fees were considerably higher in fiscal 2009 due to increased activity related to our recent acquisition of two mineral properties and two recently completed private placements.

During the three months ended December 31, 2009, we incurred a net loss of $1,418,350, which resulted in an accumulated deficit of $1,720,275.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We had cash and cash equivalents of $883,074 as of December 31, 2009, compared to cash and cash equivalents of $1,232,712 at September 30, 2009.  During the three months ended December 31, 2009, we raised an aggregate of $1,000,000 by the issuance of 740,740 units at a price of $1.35 per unit by way of a private placement.  Each unit consists of one common share in the capital and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.

Subsequent to the three months ended December 31, 2009 we received $785,000 from the exercise of 900,000 stock options at a price of $0.85 per share.

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Mineral Property Purchase Agreement dated June 15, 2009 to acquire 88 unpatented mineral claims in Esmeralda County, Nevada	$303,000 500,000 common shares $2,000,000 in exploration expenditures	$53,000 250,000 common shares $100,000 in exploration expenditures	$150,000 250,000 common shares $700,000 in exploration expenditures	$100,000 $1,200,000 in exploration expenditures	N/A
Letter of Intent dated August 30, 2009 to acquire 50 mining claims in Esmeralda County, Nevada	$382,500 750,000 common shares $1,300,000 in exploration expenditures	$32,500	$250,000 750,000 common shares $800,000 in exploration expenditures	$100,000 $500,000 in exploration expenditures	N/A
Agreement dated January 11, 2010 to acquire mineral claims in Nevada	200,000 shares	200,000 shares
Total:	$685,500 1,450,000 common shares $3,300,000 in exploration expenditures

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures have been effective in ensuring that material information relating to us, is made known to the certifying officers by others within our company during the period covered by this report.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during the quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended December 31, 2009, we issued 740,740 units at a price of $1.35 per unit by way of a private placement, raising gross proceeds of $1,000,000.  Each unit consists of one common share in the capital and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.  We issued all of the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

On October 7, 2009, we filed a Form 8-K announcing that we issued 740,740 units at a price of $1.35 per unit, whereby we raised gross proceeds of $1,000,000.  Each unit consists of one common share and one share purchase warrant to purchase one additional common share at a price of $0.1.50 per share, exercisable for a period of 24 months from closing.

(ii)

On October 13, 2009, we filed a Form 8-K whereby we announced that Matthew Markin resigned as President and CEO and Judy Baker was appointed in his place.

(iii)

On November 16, 2009, we filed a Form 8-K announcing that Judy Baker resigned as President, CEO and a director, effective November 4, 2009.  Mr. Hugh Aird was appointed as President and CEO in her place.  As part of her resignation, Ms. Baker agreed to cancel 750,000 of the 1,500,000 stock options granted to her, with the remaining 750,000 options vesting in three equal installments on October 8, 2009, January 8, 2010 and April 8, 2010.  We granted 750,000 stock options to Hugh Aird, with an exercise price of $0.85 per share, exercisable until November 3, 2014, vesting in three equal installments on November 4, 2009, February 4, 2010 and May 4, 2010.

(iv)

On November 16, 2009, we filed a Form 8-K whereby we announced that Chris Hobbs, CA, was appointed to the position of CFO and as a director.  We entered into a management agreement dated November 3, 2009 with Pine Pont Capital Advisors Inc., in connection with the management services to be provided by Chris Hobbs as CFO.

(v)

On January 14, 2010, we filed a Form 8-K announcing that we entered into a prospective properties acquisition agreement with Gold Summit Corporation to acquire five grassroots exploration brine projects in Nevada.

(vi)

On January 15, 2010, we filed a Form 8-K whereby we announced that previously granted stock options, totaling 2,550,000, to directors, officers, consultants and employees were amended to allow for the immediate vesting of the options.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 16, 2010

AMERICAN LITHIUM MINERALS, INC.

/s/ Hugh Aird

Hugh Aird,

Chief Executive Officer