Form 10-Q
period 2010-03-31
American Lithium Minerals, Inc.
filed 2010-05-12
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended March 31, 2010

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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐       No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer

☐

Accelerated filer

☐

Non-accelerated filer

☐

Small reporting company

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 53,640,740 shares of common stock with par value of $0.001 per share outstanding as of May 7, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

31 March 2010

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 31 March 2010 (Unaudited)	As at 30 September 2009 (Audited)

Assets

Current assets
Cash and cash equivalents	$ 477,925	$ 1,232,712
Advance to PinePoint (Note 7)	5,835	-
Prepaid expenses (Note 7)	19,174	-
Deposit	10,000	-
Due from related party (Note 7)	25,000	-

Total current assets	537,934	1,232,712

Fixed assets (Note 3)
Computer equipment- net of depreciation	1,654	-
Total fixed assets	1,654	-

Other assets
Mineral claims (Note 4)	2,981,456	468,655

TOTAL ASSETS	$ 3,521,044	$ 1,701,367

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$ 15,845	$ 15,355
Due to related party (Note 7)	69,877	63,877

Total current liabilities	85,722	79,232

TOTAL LIABILITIES	85,722	79,232

Stockholders’ equity
Common stock (Note 6): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of March 31, 2010 and September 30, 2009: 53,640,740 and 49,750,000, respectively	53,641	49,750
Additional paid-in capital	9,424,209	874,310
Subscriptions receivable	(795,000)	-
Stock payable (Note 6)	-	1,000,000
Deficit accumulated during the exploration stage	(5,247,528)	(301,925)

Total stockholders’ equity	3,435,322	1,622,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,521,044	$ 1,701,367

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 March 2010	For the three months ended 31 March 2009	For the six months ended 31 March 2010	For the six months ended 31 March 2009	From inception (10 March 2005) to 31 March 2010

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 4)	-	-	-	-	9,000
Consulting fee – related party (Note 7)	60,000	-	119,291	-	119,291
Consulting fees – stock compensation	3,254,392		4,463,790		4,529,450
Consulting fees	60,628	-	60,628	-	60,628
General and administrative	66,996	15,185	126,238	21,243	225,465
Legal and accounting	21,443	-	37,983	-	119,914
Management fees – related party (Note 7)	33,000	3,000	56,000	6,000	104,000
Promotion and shareholder relations	31,500	-	84,000	-	84,000
Rent expense – related party (Note 7)	-	-	-	-	7,600

Total expenses	(3,527,959)	(18,185)	(4,947,930)	(27,243)	(5,259,348)

Other income (expenses)
Interest income	707	-	2,327	-	3,320
Gain on extinguishment of accrued liability	-	-	-	-	8,500

Net loss	$(3,527,252)	$(18,185)	$(4,945,603)	$(27,243)	$(5,247,528)

Basic earnings per common share	$ (0.07)	$ (0.00)	$ (0.10)	$ (0.00)

Weighted average number of common shares basic	53,159,762	48,000,000	51,815,496	48,000,000

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

From Inception (10 March 2005) to 31 March 2010

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Subscriptions receivables	Deficit accumulated during the exploration stage	Total stockholders’ equity

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005 (Note 5)	20,000,000	$20,000	$(15,000)	$-	$-	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005 (Note 5)	16,000,000	16,000	(12,000)	-	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005 (Note 5)	2,700,000	2,700	4,050	-	-	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005 (Note 5)	3,300,000	3,300	4,950	-	-	-	8,250
Net loss	-	-	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	42,000,000	42,000	(18,000)	-	-	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	-	-	14,400
Net loss	-	-	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	42,000,000	42,000	(3,600)	-	-	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	14,400	-	-	-	14,400
Net loss	-	-	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	42,000,000	42,000	10,800	-	-	(75,951)	(23,151)
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	9,600	-	-	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008 (Note 5)	6,000,000	6,000	(4,500)	-	-	-	1,500
Net loss	-	-	-	-	-	(39,413)	(39,413)

Balance at 30 September 2008	48,000,000	48,000	15,900	-	-	(115,364)	(51,464)

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 31 March 2010

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Subscriptions receivables	Deficit Accumulated during the exploration stage	Total stockholders’ equity

Balance at 30 September 2008	48,000,000	48,000	15,900	-	-	(115,364)	(51,464)
Common shares issued for property payment (250,000 at $0.48 per share) (Note 4)	250,000	250	119,750	-	-	-	120,000
Common shares issued for cash ($0.36 per share) - 14 July 2009 (Note 6)	1,250,000	1,250	448,750	-	-	-	450,000
Common shares issued for property payment (250,000 at $0.77 per share) (Note 4)	250,000	250	192,250	-	-	-	192,500
Common shares payable for private placement (1,000,000 at $1.35 per share) (Note 6)	-	-	-	1,000,000	-	-	1,000,000
Contributions to capital by related parties – forgiven debt (Note 7)	-	-	32,000	-		-	32,000
Stock based compensation expense on options vested during period	-	-	65,660	-	-	-	65,660
Net loss	-	-	-	-	-	(186,561)	(186,561)
Balance at 30 September 2009	49,750,000	49,750	874,310	1,000,000	-	(301,925)	1,622,135
Common shares issued for cash (at $1.35 per share) - 6 October 2009 (Note 6)	740,740	741	999,259	(1,000,000)		-	-
Common shares issued for property payment (500,000 at $0.85 per share) (Note 4)	500,000	500	424,500	-	-	-	425,000
Common shares issued for property payment (1,700,000 at $1.10 per share) (Note 4)	1,700,000	1,700	1,868,300	-	-	-	1,870,000
Common shares issued for cash (at $0.85 per share) (Note 6)	900,000	900	764,100	-	765,000	-	-
Common shares issued for cash (at $0.60 per share) (Note 6)	50,000	50	29,950	-	30,000	-	-
Stock based compensation expense on options vested during period	-	-	4,463,790	-	-	-	4,463,790
Net loss	-	-	-	-	-	(4,945,603)	(4,945,603)
Balance at 31 March 2010 (Unaudited)	53,640,740	$53,641	$9,424,209	$-	$(795,000)	$(5,247,528)	$3,435,322

All share amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 5).

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the six months ended 31 March 2010	For the six months ended 31 March 2009	From inception (10 March 2005) to 31 March 2010
Cash flows from operating activities
Net loss	$(4,945,603)	$(27,243)	$(5,247,528)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 6)	-	-	32,000
Non-cash gain on extinguishment of accrued liability			8,500
Depreciation	97	-	97
Stock based compensation expense	4,463,790		4,529,450
Changes in operating assets and liabilities
(Increase in) prepaid expenses	(19,174)	-	(19,174)
(Increase in) advance to Pine Point	(5,835)	-	(5,835)
(Increase in) deposit	(10,000)	-	(10,000)
Increase in accounts payable and accrued liabilities	490	1,724	7,345
Net cash used in operating activities	(516,235)	(25,519)	(666,745)
Cash flows from investing activities:
Due from related party	(25,000)		(25,000)
Acquisition of fixed assets	(1,751)		(1,751)
Purchase of mineral claims	(217,801)	-	(373,956)
Net cash used in investing activities	(244,552)	-	(400,707)
Cash flows from financing activities
Due to related party	6,000	25,566	69,877
Stock payable for private placements	-	-	1,000,000
Proceeds from issuance of common stock	-	-	475,500
Net cash provided by financing activities	6,000	25,566	1,545,377
(Decrease) increase in cash and cash equivalents	(754,787)	47	477,925
Cash and cash equivalents, beginning of period	1,232,712	704	-
Cash and cash equivalents, end of period	$477,925	$751	$477,925
Supplemental schedule of non-cash financing activities:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-
Non cash activities
Common stock issued to satisfy common stock payable	$1,000,000	$-	$1,000,000
Stock issued for mineral property	$2,295,000	$-	$2,607,500

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

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

Going Concern

The Company’s financial statements as at March 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the six months ended March 31, 2010 and 2009 of $4,945,603 and $27,243, respectively.

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

At March 31, 2010, the Company had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

1.

Nature of Operations (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

31 March 2010

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

Fixed Assets

The Company’s fixed assets consists of computer equipment which is valued at cost and depreciated using straight line method over a period of three years.

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

2.

Significant Accounting Policies (continued)

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

2.

Significant Accounting Policies (continued)

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

3.

Fixed Assets

The Company’s fixed asset consist of computer equipment which is valued at cost and depreciated using the straight line method over a period of three years as follows:

	March 31, 2010	September 30, 2009

Computer equipment
Cost	$ 1,751	-
Accumulated depreciation	$ 97	-
Net Book Value	$ 1,654	-

Depreciation of $97 and $nil is included in general and administrative expenses in the statement of operations for the six months ended March 31, 2010 and 2009, respectively.

4.

Mineral Properties

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

31 March 2010

(Unaudited)

4.

Mineral Properties (continued)

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

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

Pursuant to a letter of intent dated August 30, 2009, the Company acquired an option to acquire a 100% interest in 50 mining claims in Esmeralda County, Nevada, U.S.A, subject to a 3% Net Value Royalty.   The Company had the right to negotiate and enter into a definitive purchase agreement on or before January 1, 2010 which encompasses the terms of the letter of intent.  The Company has a verbal agreement to continue to negotiate a definitive agreement.  As per the terms of the letter of intent the consideration for the property is as follows:

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

4.

Mineral Properties (continued)

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

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$500,000 during the fourth year.

On January 5, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $50,000 (paid) and the issuance of 500,000 shares (issued valued at $425,000 using market price of $0.85 per share).  In the event that the share price of the Company closes at less than $1.00, six to twelve months after the closing date of the Agreement, the Company shall issue on a one-time basis, an additional 200,000 shares.  A 2% NRR is payable to the vendor with the provision that the Company can buyback the NRR for $2 million.

On January 11, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $40,000 (paid) and the issuance of 500,000 shares (issued valued at $550,000 using the market price of $1.10 per share).  A 2% NRR is payable to the vendor with a provision that the Company can purchase 1% back for $1 million.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

4.

Mineral Properties (continued)

On January 11, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada and Utah, USA.  Consideration includes a cash payment of $40,000 (paid) and the issuance of 1,200,000 shares (issued valued at $1,320,000 using the market price of $1.10 per share).  A 2% NRR is payable to the vendor with a provision that the Company can purchase 1% back for $1 million.

Mineral properties costs are summarized below:

	March 31,	September 30,
	2010	2009
Acquisition Costs
Cash	$ 178,160	$ 99,000
Shares	2,295,000	312,500
	2,473,160	411,500

Exploration Costs
Exploration advance	$ (37,000)	$ 37,000
Claim maintenance, licenses, and legal	-	13,331
Gravity survey	76,641	-
Miscellaneous	-	187
Reports	-	6,637
	39,641	57,155

Total costs incurred during the period	$ 2,512,801	$ 468,655
Balance of costs, beginning of period	468,655	-
Balance of costs, end of period	$ 2,981,456	$ 468,655

5.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 53,640,740 common shares with a par value of $0.001 per common share.

6.

Capital Stock (continued)

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

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

x.

On January 5, 2010, 500,000 common shares were issued for property for a fair value of $425,000

xi.

On January 11, 2010, a total of 1,700,000 common shares were issued for properties for a fair value of $1,870,000.

xii.

On January 15, 2010, a total of 900,000 common shares were issued pursuant to the exercise of stock options for total subscription receivable of $765,000.

xiii.

On February 4, 2010, 50,000 common shares were issued pursuant to the exercise of stock options for total subscription receivable of $30,000.

On March 2, 2009, the Board of Directors authorized a 4:1 forward stock split.  The number of shares issued in accordance with the private offerings as listed above, include the effects of the split.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

6.

Capital Stock (continued)

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

On September 1, 2009, the Company granted a total of 500,000 stock options to a consultant of the Company at $0.85 per share expiring August 31, 2010.  The options vest in increments of 125,000 options per quarter for the duration of the term.  On January 8, 2010, the option agreement was amended to 100% vesting of the options.

On October 6, 2009, the Company granted a total of 50,000 fully vested stock options to a consultant of the Company at $0.85 per share expiring October 6, 2014.

On October 8, 2009, the Company granted a total of 750,000 stock options to a consultant of the Company at $0.85 per share expiring October 8, 2014. 250,000 options vest immediately, 250,000 on February 4, 2010, and 250,000 on May 4, 2010.  On January 8, 2010, the option agreements were amended to 100% vesting of the options.

On November 4, 2009, the Company granted a total of 750,000 stock options to a consultant of the Company at $0.85 per share expiring November 8, 2014. 250,000 options vest immediately, 250,000 on February 4, 2010 and 250,000 on May 4, 2010. On January 8, 2010, the option agreements were amended to 100% vesting of the options.

On December 29, 2009, the Company granted a total of 500,000 fully vested stock options to a consultant of the Company at $0.85 per share expiring December 29, 2014.

On March 4, 2010, the Company granted a total of 1,325,000 fully vested stock options to a director and a consultant of the Company at $0.85 per share expiring March 4, 2015.

During the six months ending March 31, 2010, a total of 3,375,000 options were granted.  The Company recognized stock based consulting expenses totalling $4,463,790 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module.  The following assumptions were made in estimating the fair value:

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

6.

Capital Stock (continued)

Expected volatility	83.59% - 153.41%
Expected life	1 to 5 years
Risk-free interest rate	0.41 – 2.62
Dividend yield	-

At March 31, 2010, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
250,000	$0.85	September 1, 2010
50,000	$0.85	October 6, 2014
500,000	$0.85	October 8, 2014
550,000	$0.85	November 4, 2014
300,000	$0.85	December 29, 2014
1,325,000	$0.85	March 4, 2015
2,975,000

The Company’s stock option activity is presented below:

	2010
		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Outstanding at beginning of year	550,000	$0.83	1.28
Exercised	(950,000)	$0.84
Granted	3,375,000	$0.85	4.90

Outstanding at end of period	2,975,000	$0.85	4.54

Exercisable at end of period	2,975,000

Stock based compensation on shares vested and exercisable during the six months ended March 31, 2010 is $4,463,790

At March 31, 2010, the following warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
1,111,110	$1.50	October 6, 2011

During the year ended September 30, 2009, officers and/or directors of the Company made contributions to capital by the payment of Company expenses and forgiveness of debt (Note 7).

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

31 March 2010

(Unaudited)

7.

Related Party Transactions

During the year ended September 30, 2009, a former director of the Company advanced $32,000 to the Company.  During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid in capital.

As at March 31, 2010 and September 30, 2009, a total of $5,835 and $Nil, respectively, was advanced to a company owned by a senior officer for rent, office, and administrative expenses.

During the period ended March 31, 2010 and 2009, advances totalling $69,877 and $37,234, respectively, was payable to a former director of the Company. The amount is unsecured, non interest bearing and is due on demand.

During the six months ended March 31, 2010 and 2009, management fees of $6,000 and $6,000, respectively, were payable to a former director of the Company.

During the six months ended March 31, 2010 and 2009, consulting and management fees totalling $119,291 and $50,000 and $Nil and $Nil, respectively, have been paid to senior officers of the Company.   In addition during the six months ended March 31, 2010 and 2009 prepaid expenses include $10,800 and $nil advanced to a senior officer for consulting fees.

The Company has also advanced $25,000 to a senior officer.  This amount is repayable upon demand.  This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence.

8.

Subsequent Events

On April 1, 2010, the Company granted 1,075,000 fully vested stock options to directors and consultants of the Company at $0.85 per share expiring April 1, 2015.

On April 23, 2010, the Company granted 1,300,000 fully vested stock options to directors and consultants of the Company at $1.00 per share expiring April 23, 2015.

On April 29, 2010, the Company commenced the process to become registered under the Extra-Provincial Corporations Act in Ontario, Canada.

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

As of March 31, 2010 we had a working capital of $452,212, compared to a working capital of $1,153,480 as at September 30, 2009.

We currently have sufficient funds on hand to cover our anticipated expenses for the next 9 months.  We anticipate that additional funding will be required in the future in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Results of Operations for Period Ending March 31, 2010

We did not earn any revenues during the six-month periods ended March 31, 2010 or March 31, 2009.  We incurred total operating expenses of $4,947,930 during the six months ended March 31, 2010, compared to $27,243 during the six months ended March 31, 2009, consisting of general and administrative expenses, legal and accounting fees, consulting fees, management fees, promotion and shareholder relations and stock based compensation.  At March 31, 2010, we had total assets of

$3,521,044, compared to $1,701,367 as at September 30, 2009.  As of March 31, 2010 we had total liabilities of $85,722, compared to $79,232 as at September 30, 2009.

For the six months ended December 31, 2009, general and administrative expenses were $126,238 ($21,243 – March 31, 2009), consulting fees were $179,919 ($Nil – March 31, 2009), legal and accounting were $37,983 ($Nil – March 31, 2009), management fees were $56,000 ($6,000 – March 31, 2009), promotion and shareholder relations was $84,000 ($Nil – March 31, 2009), and stock based compensation was $4,463,790 ($Nil – March 31, 2009).  For the period from inception on March 10, 2005 through March 31, 2010, general and administrative expenses were $225,465, consulting fees were $179,919, legal and accounting were $119,914, management fees were $104,000, promotion and shareholder relations were $84,000, rent expense was $7,600, stock based compensation was $4,529,450, and mineral property expenditures were $9,000.

Our expenses increased by $4,920,687 during the six months ended March 31, 2010, compared to the six months ended March 31, 2009, largely due to stock based compensation of $4,463,790 incurred during the six months ended March 31, 2010 ($Nil – March 31, 2009).  General and administrative expenses, consulting fees, management fees, promotion and shareholder relations, and legal and accounting fees were considerably higher in fiscal 2010 due to increased activity related to our recent acquisition of two mineral properties and two recently completed private placements.

During the six months ended March 31, 2010, we incurred a net loss of $4,945,603, which resulted in an accumulated deficit of $5,247,528.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We had cash and cash equivalents of $477,925 as of March 31, 2010, compared to cash and cash equivalents of $1,232,712 at September 30, 2009.  During the six months ended March 31, 2010, we raised an aggregate of $1,000,000 by the issuance of 740,740 units at a price of $1.35 per unit by way of a private placement.  Each unit consists of one common share in the capital and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.

During the six months ended March 31, 2010 we recorded a subscriptions receivable of $765,000 from the exercise of 900,000 stock options at a price of $0.85 per share and $30,000 from the exercise of 50,000 stock options at a price of $0.60 per share.

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Mineral Property Purchase Agreement dated June 15, 2009 to acquire 88 unpatented mineral claims in Esmeralda County, Nevada	$303,000 500,000 common shares $2,000,000 in exploration expenditures	$53,000 250,000 common shares $100,000 in exploration expenditures	$150,000 250,000 common shares $700,000 in exploration expenditures	$100,000 $1,200,000 in exploration expenditures	N/A
Letter of Intent dated August 30, 2009 to acquire 50 mining claims in Esmeralda County, Nevada	$382,500 750,000 common shares $1,300,000 in exploration expenditures	$32,500 250,000 common shares $100,000 in exploration expenditures	$250,000 500,000 common shares $700,000 in exploration expenditures	$100,000 $500,000 in exploration expenditures	N/A
Agreement dated January 5, 2010 to acquire mineral claims in Nevada	200,000 shares	200,000 shares
Total:	$685,500 1,450,000 common shares $3,300,000 in exploration expenditures

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

Based upon an evaluation of the effectiveness of our disclosure controls and procedures performed by our management, with participation of our Chief Executive Officer and our Chief Financial Officer as of the end of the period covered by this report, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as a result of a weakness in the design of our internal control over financial reporting.

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of March 31, 2010 due to a contravention of Section 402 of the Sarbanes-Oxley Act.

(c)

Changes in Internal Control over Financial Reporting

During the quarter covered by this report it was revealed that a loan was given to a senior officer in December, which is in contravention of Section 402 of the Sarbanes-Oxley Act.  The Board of Directors have now educated themselves as to the requirements under Section 402 and the internal controls have been revised to provide that no loans are made to directors or senior officers in the future, as well as a requirement to have prior approval of the Board of Directors for any transactions involving directors and/or senior officers is now required.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended March 31, 2010 we issued 740,740 units at a price of $1.35 per unit by way of a private placement, raising gross proceeds of $1,000,000.  Each unit consists of one common share in the capital and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.  We issued all of the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

During the six months ended March 31, 2010, we issued a total of 1,700,000 shares of our common stock to four U.S. persons, relying on Section 4(2) of the Securities Act of 1933 pursuant to our acquisition of two mineral properties.

During the six months ended March 31, 2010, we granted stock options to two senior officers pursuant to our 2009 Stock Plan, to purchase up to an aggregate of 1,325,000 shares of our common stock at an exercise price of $0.85 per share, exercisable until March 4, 2015.  We issued the stock options to two non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

We did not issue any securities during the quarter ended March 31, 2010.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

(Removed and Reserved)

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

Filed January 14, 2010:

On January 5, 2010 we entered into a prospective properties acquisition agreement with Gold Summit Corporation to acquire five grassroots exploration brine projects in Nevada.

(ii)

Filed January 15, 2010:

We previously granted stock options to our directors, officers, consultants and employees pursuant to our 2009 Stock Option Plan, some of which provided for vesting of the stock options over certain periods of time.  On January 8, 2010 we entered into amended stock option agreements with four option holders to provide for the immediate vesting of their options to purchase up to an aggregate of 2,550,000 shares of our common stock at an exercise price of $0.85 per share.

(iii)

Filed February 12, 2010:

On January 11, 2010, we entered into a property acquisition agreement with Robert Craig, Barbra Anne Craig and Elizabeth Dickman to acquire mining claims located in the state of Nevada known as the Borate Hills Property.  In order to complete the transaction we were required to pay $40,000, issue 500,000 of our common shares and grant the sellers a 2% net revenue royalty on the properties.

Also on January 11, 2010 we entered into a property acquisition agreement with Nevada Alaska Mining Co., Robert Craig, Barbra Anne Craig and Elizabeth Dickman to acquire mining claims located in the state of Nevada and Utah. In order to complete the transaction we were required to pay $40,000, issue 1,200,000 of our common shares and grant the sellers a 2% net revenue royalty on the properties.

On January 11, 2010, we issued a total of 1,700,000 shares of our common stock to four U.S. persons, relying on Section 4(2) of the Securities Act of 1933 pursuant to the two property acquisition agreements. Consequently we have closed the acquisitions of properties contemplated by these agreements.

(iv)

Filed March 11, 2010:

Effective March 4, 2010 we appointed Trevor Eyton as a member of our Board of Directors and as our Chairman.  Effective March 8, 2010, Dave Clark and Matthew Markin resigned as directors of our company.  Our Board of Directors now consists of Chris Hobbs and Trevor Eyton.

Mr. Eyton is a well-known businessmen in Canada and internationally – who was the former president, chief executive officer and chairman of Brascan between 1979 and 1990 (now Brookfield Asset Management Inc.), one of Canada's largest companies. Brookfield's focus is on property, power, and infrastructure with past and present involvement in companies such as Noranda, Labatts, London Life, Royal Trustco amongst others.

In 1990, Trevor Eyton OC, JD, was appointed to the Senate by the former Prime Minister Brian Mulroney. Mr. Eyton served on three committees - Banking, Trade and Commerce, Transport and Communications and Scrutiny of Regulations where he was the Joint Chair.

From 1998 to 2007, Mr. Eyton served as a director of Coca-Cola Enterprises (Atlantic).

In 2009, Mr. Eyton retired from the Canadian Senate and currently is the honorary chairman of the Canadian Sports Hall of Fame, as well as the chairman and a director of Silver Bear Resources Inc.

Mr. Eyton was educated at Toronto’s Jarvis Collegiate Institute and the University of Toronto where he was awarded a bachelors degree in Arts in 1957 and a juris doctorate degree.

On March 4, 2010 we granted a stock option to our new Chairman pursuant to our 2009 Stock Option Plan, whereby he has the option to purchase up to 1,000,000 shares of our common stock at an exercise price of $0.83 per share, exercisable until March 4, 2015.  The stock options were issued to one non U.S. person in an offshore transaction relaying on Regulation S and Section 4(2) of the Securities Act of 1933.

(v)

Filed March 18, 2010:

On March 4, 2010, we granted a stock option to Hugh Aird, our President and Chief Executive Officer, pursuant to our 2009 Stock Option Plan, whereby he has the option to purchase up to 325,000 shares of our common stock at an exercise price of $0.85 per share, exercisable until March 4, 2015.  We issued the stock options to one non-U.S. person in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 11, 2010

AMERICAN LITHIUM MINERALS, INC.

/s/ Hugh Aird

Hugh Aird,

President