Form 10-Q
period 2010-06-30
American Lithium Minerals, Inc.
filed 2010-08-13
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

[ X ]

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 2010

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

Yes   [ X ]       No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  54,390,740 shares of common stock with par value of $0.001 per share outstanding as of August 4, 2010.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

(Unaudited)

30 June 2010

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As at 30 June 2010 (Unaudited)	As at 30 September 2009 (Audited)

Assets

Current assets
Cash and cash equivalents	$ 24,351	$ 1,232,712
Advance to PinePoint (Note 7)	5,158	-
Prepaid expenses	24,272	-
Deposit	10,000	-
Due from related party (Note 7)	25,000	-

Total current assets	88,781	1,232,712

Fixed assets (Note 3)
Computer equipment and office furniture - net of depreciation	16,205	-
Total fixed assets	16,205	-

Other assets
Website- net of amortization	11,419	-
Mineral claims (Note 4)	2,509,745	468,655

TOTAL ASSETS	$ 2,626,150	$ 1,701,367

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable and accrued liabilities (Note 5)	$ 54,634	$ 15,355
Due to related party (Note 7)	69,877	63,877

Total current liabilities	124,511	79,232

TOTAL LIABILITIES	124,511	79,232

Stockholders’ equity
Common stock (Note 6): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of June 30, 2010 and September 30, 2009: 54,390,740 and 49,750,000, respectively	54,391	49,750
Additional paid-in capital	14,663,873	874,310
Subscriptions receivable	(1,402,500)	-
Stock payable (Note 6)	-	1,000,000
Deficit accumulated during the exploration stage	(10,814,125)	(301,925)

Total stockholders’ equity	2,501,639	1,622,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 2,626,150	$ 1,701,367

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 30 June 2010	For the three months ended 30 June 2009	For the nine months ended 30 June 2010	For the nine months ended 30 June 2009	From inception (10 March 2005) to 30 June 2010

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 4)	513,296	-	513,296	-	522,296
Consulting fees– related party (Note 7)	217,053	-	336,344	-	336,344
Consulting fees – stock compensation	4,602,914	-	9,066,704	-	9,132,364
Consulting fees	15,000	-	75,628	-	75,628
General and administrative	88,436	9,720	214,673	19,214	313,900
Legal and accounting	18,408	9,028	56,391	20,777	138,322
Management fees – related party (Note 7)	70,325	3,000	126,325	9,000	174,325
Promotion and shareholder relations	41,370	-	125,370	-	125,370
Rent expense – related party (Note 7)	-	-	-	-	7,600

Total expenses	(5,566,802)	(21,748)	(10,514,731)	(48,991)	(10,826,149)

Other income
Interest income	204	-	2,531	-	3,524
Gain on extinguishment of accrued liability	-	-	-	-	8,500

Net loss	$(5,566,598)	$(21,748)	$(10,512,200)	$(48,991)	$(10,814,125)

Basic earnings per common share	$(0.10)	$(0.00)	$(0.20)	$(0.00)

Weighted average number of common shares basic	54,350,924	48,000,000	52,525,181	48,000,000

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.) (An Exploration Stage Company)

Statement of Stockholders’ Equity

(Expressed in U.S. Dollars)

From Inception (10 March 2005) to 30 June 2010

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Subscriptions receivables	Deficit accumulated during the exploration stage	Total stockholders’ equity

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005 (Note 6)	20,000,000	$20,000	$(15,000)	$-	$-	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005 (Note 6)	16,000,000	16,000	(12,000)	-	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005 (Note 6)	2,700,000	2,700	4,050	-	-	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005 (Note 6)	3,300,000	3,300	4,950	-	-	-	8,250
Net loss	-	-	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	42,000,000	42,000	(18,000)	-	-	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 6 and 7)	-	-	14,400	-	-	-	14,400
Net loss	-	-	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	42,000,000	42,000	(3,600)	-	-	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 6 and 7)	-	-	14,400	-	-	-	14,400
Net loss	-	-	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	42,000,000	42,000	10,800	-	-	(75,951)	(23,151)
Contributions to capital by related parties – expenses (Notes 6 and 7)	-	-	9,600	-	-	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008 (Note 6)	6,000,000	6,000	(4,500)	-	-	-	1,500
Net loss	-	-	-	-	-	(39,413)	(39,413)

Balance at 30 September 2008	48,000,000	48,000	15,900	-	-	(115,364)	(51,464)

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 30 June 2010

	Number of common shares issued	Common stock	Additional paid-in capital	Stock Payable	Subscriptions receivables	Deficit Accumulated during the exploration stage	Total stockholders’ equity

Balance at 30 September 2008	48,000,000	48,000	15,900	-	-	(115,364)	(51,464)
Common shares issued for property payment (250,000 at $0.48 per share) (Note 4)	250,000	250	119,750	-	-	-	120,000
Common shares issued for cash ($0.36 per share) - 14 July 2009 (Note 6)	1,250,000	1,250	448,750	-	-	-	450,000
Common shares issued for property payment (250,000 at $0.77 per share) (Note 4)	250,000	250	192,250	-	-	-	192,500
Common shares payable for private placement (1,000,000 at $1.35 per share) (Note 6)	-	-	-	1,000,000	-	-	1,000,000
Contributions to capital by related parties – forgiven debt (Note 7)	-	-	32,000	-		-	32,000
Stock based compensation expense on options vested during period	-	-	65,660	-	-	-	65,660
Net loss	-	-	-	-	-	(186,561)	(186,561)
Balance at 30 September 2009	49,750,000	49,750	874,310	1,000,000	-	(301,925)	1,622,135
Common shares issued for cash (at $1.35 per share) - 6 October 2009 (Note 6)	740,740	741	999,259	(1,000,000)		-	-
Common shares issued for property payment (500,000 at $0.85 per share) (Note 4)	500,000	500	424,500	-	-	-	425,000
Common shares issued for property payment (1,700,000 at $1.10 per share) (Note 4)	1,700,000	1,700	1,868,300	-	-	-	1,870,000
Stock options exercised (at $0.85 per share) (Note 6)	1,650,000	1,650	1,400,850	-	1,402,500	-	-
Stock options exercised (at $0.60 per share) (Note 6)	50,000	50	29,950	-	-	-	30,000
Stock based compensation expense on options vested during period	-	-	9,066,704	-	-	-	9,066,704
Net loss	-	-	-	-	-	(10,512,200)	(10,512,200)
Balance at 30 June 2010 (Unaudited)	54,390,740	$54,391	$14,663,873	$-	$(1,402,500)	$(10,814,125)	$2,501,639

All share amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 5).

SEE ACCOMPANYING NOTE

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the nine months ended 30 June 2010	For the nine months ended 30 June 2009	From inception (10 March 2005) to 30 June 2010
Cash flows from operating activities
Net loss	$(10,512,200)	$(48,991)	$(10,814,125)
Adjustments to reconcile net loss to net cash used by operating activities
Contributions to capital by related parties – expenses (Notes 5 and 6)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 6)	-	-	32,000
Non-cash gain on extinguishment of accrued liability	-	-	8,500
Depreciation and amortization	1,020	-	1,020
Mineral claims expense	513,296	-	513,296
Stock based compensation expense	9,066,704		9,132,364
Changes in operating assets and liabilities
Due from related party	(25,000)	-	(25,000)
(Increase in) prepaid expenses	(24,272)	-	(24,272)
(Increase in) advance to Pine Point	(5,158)	-	(5,158)
(Increase in) deposit	(10,000)	-	(10,000)
Increase in accounts payable and accrued liabilities	39,279	-	46,134
Net cash used in operating activities	(956,331)	(48,991)	(1,106,841)
Cash flows from investing activities:
Acquisition of fixed assets	(28,644)	-	(28,644)
Purchase of mineral claims	(259,386)	(61,000)	(415,541)
Net cash used in investing activities	(288,030)	(61,000)	(444,185)
Cash flows from financing activities
Due to related party	6,000	109,660	69,877
Stock payable for private placements	-	-	1,000,000
Proceeds from issuance of common stock	30,000	-	505,500
Net cash provided by financing activities	36,000	109,660	1,575,377
(Decrease) increase in cash and cash equivalents	(1,208,361)	(331)	24,351
Cash and cash equivalents, beginning of period	1,232,712	704	-
Cash and cash equivalents, end of period	$24,351	$373	$24,351
Supplemental schedule of non-cash financing activities:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-
Non cash activities
Common stock issued to satisfy common stock payable	$1,000,000	$-	$1,000,000
Stock issued for mineral property	$2,295,000	$-	$2,607,500

SEE ACCOMPANYING NOTES

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

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

Going Concern

The Company’s financial statements as at June 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the nine months ended June 30, 2010 and 2009 of $10,512,200 and $48,991, respectively.

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

At June 30, 2010, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

1.

Nature of Operations (continued)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2009 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010.

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

30 June 2010

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

Fixed Assets

Fixed assets are stated at cost.  Major renewals and improvements are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are expensed.  At the time property and equipment are retired or otherwise disposed of, the asset and related accumulated depreciation accounts are relieved of the applicable amounts.  Gains or losses from retirements or sales are credited or charged to income.

The Company’s fixed assets consists of computer equipment and furniture which is valued at cost and depreciated using the straight line method over a period of three years.

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using straight-line basis over a five year estimated economic life of the product.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

2.

Significant Accounting Policies (continued)

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

2.

Significant Accounting Policies (continued)

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

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

3.

Fixed Assets

The Company’s fixed asset consist of computer equipment and office furniture which is valued at cost and depreciated using the straightline method over periods of three to five years as follows:

			30 June	30 September
		Accumulated	2010	2009
2010	Cost	Amortization	Net	Net

Computer equipment	$ 3,057	$ 267	$ 2,790	$ -
Office furniture	13,774	359	13,415	-
	$ 19,831	$ 626	$ 16,205	$ -

Depreciation of $626 and $nil is included in general and administrative expenses in the statement of operations for the nine months ended June 30, 2010 and 2009, respectively.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

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

-

$35,000 on or before June 15, 2010; (see below)

-

$50,000 on or before June 15, 2011;

-

$100,000 on or before June 15, 2012;

-

$100,000 on or before June 15, 2013.

Shares to be issued:

-

250,000 common shares on execution of the agreement; (issued, valued at $120,000 using the market price of $0.48 per share)

-

250,000 common shares on or before June 15, 2010; and (see below)

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

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

4.

Mineral Properties (continued)

The Company was in negotiations with the vendor regarding the property agreement and has since terminated their discussions to move forward on the property. The Company expensed $295,609 as mineral property expenditure during the quarter related to the costs being capitalized on this property and is anticipating on providing written notice of cancellation by August 31, 2010.

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

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$500,000 during the fourth year.

The Company has discontinued negotiations to enter into a definitive agreement on this property and has expensed $217,687 as mineral property expenditure during the quarter related to the costs being capitalized on this property.

On January 5, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $50,000 (paid) and the

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

4.

Mineral Properties (continued)

issuance of 500,000 shares (issued valued at $425,000 using market price of $0.85 per share).  In the event that the share price of the Company closes at less than $1.00, six to twelve months after the closing date of the Agreement, the Company shall issue on a one-time basis, an additional 200,000 shares.  As at June 30, 2010, these shares have not been issued but are expected to be issued in August 2010.  A 2% NRR is payable to the vendor with the provision that the Company can buyback the NRR for $2 million.

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

On June 10, 2010, the Company entered into a property option agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) whereby JOGMEC can earn a 40% interest in certain mineral claims located in Nevada, USA owned by the Company.  Terms of the agreement include staged work commitments totaling $4,000,000 over three years.   JOGMEC also has the option to terminate the agreement with 30 days notice after expending $600,000.

Mineral properties costs are summarized below:

	June 30,	September 30
	2010	2009
Acquisition Costs
Cash	$ 94,160	$ 9,000
Shares	1,962,500	312,500
	2,056,660	411,500

Exploration Costs
Exploration advance	$ (37,000)	$ 37,000
Claim maintenance, licenses, and legal	(13,331)	13,331
Consulting	30,226	-
Gravity survey	-	-
Miscellaneous	(187)	187
Travel and accommodation	11,359	-
Reports	(6,637)	6,637
	(15,570)	57,155

Total costs incurred during the period	$ 2,041,090	$ 468,655
Balance of costs, beginning of period	468,655	-
Balance of costs, end of period	$ 2,509,745	$ 468,655

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

5.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

6.

Common Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 54,390,740 common shares with a par value of $0.001 per common share.

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

vii.

On July 14, 2009, 1,250,000 common shares and 1,250,000 warrants of the Company were issued for cash proceeds of $450,000.  Each share purchase warrant is exercisable at a price of $0.50 for a period of two years.

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

30 June 2010

(Unaudited)

6.

Common Stock (continued)

xi.

On January 11, 2010, a total of 1,700,000 common shares were issued for properties for a fair value of $1,870,000.

xii.

On January 15, 2010, a total of 900,000 common shares were issued pursuant to the exercise of stock options for total subscription receivable of $765,000.

xiii.

On February 4, 2010, 50,000 common shares were issued pursuant to the exercise of stock options for cash proceeds of $30,000.

xiv.

On May 26, 2010, 750,000 common shares were issued pursuant to the exercise of stock options for total subscription receivable of $637,500.

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

30 June 2010

(Unaudited)

6.

Common Stock (continued)

On December 29, 2009, the Company granted a total of 500,000 fully vested stock options to a consultant of the Company at $0.85 per share expiring December 29, 2014.

On March 4, 2010, the Company granted a total of 1,325,000 fully vested stock options to a director and a consultant of the Company at $0.85 per share expiring March 4, 2015.

On March 8, 2010, the Board of Directors of the Company ratified, approved and adopted a Stock Option Plan for the Company in the amount of 5,000,000 shares with an exercisable period up to 10 years. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercisable within up to ninety calendar days after the effective date that his position ceases. No Stock Option granted under the Stock Option Plan is transferable. Any Stock Option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.  On July 20, 2010, the Company filed a Form S-8 to register these shares.

On April 1, 2010, the Company granted 1,075,000 fully vested stock options to directors and consultants of the Company at $0.85 per share expiring April 1, 2015.

On April 23, 2010, the Company granted 1,300,000 fully vested stock options to directors and consultants of the Company at $1.00 per share expiring April 23, 2015.

On May 17, 2010, the Company granted 3,100,000 fully vested stock options to directors and consultants of the Company at $0.925 per share expiring May 17, 2015.

During the nine months ending June 30, 2010, a total of 8,850,000 options were granted.  The Company recognized stock based consulting expenses totalling $9,066,704 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Module.  The following assumptions were made in estimating the fair value:

Expected volatility	83.59% - 153.41%
Expected life	1 to 5 years
Risk-free interest rate	0.41 – 2.62
Dividend yield	-

At June 30, 2010, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
250,000	$0.85	September 1, 2010
50,000	$0.85	October 6, 2014
550,000	$0.85	November 4, 2014
300,000	$0.85	December 29, 2014
325,000	$0.85	March 4, 2015
825,000	$0.85	April 1, 2015
1,300,000	$1.00	April 23, 2015
3,100,000	$0.925	May 17, 2015
6,700,000

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

6.

Common Stock (continued)

The Company’s stock option activity is presented below:

	2010
		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Outstanding at beginning of year	550,000	$0.83	1.28
Exercised	(1,700,000)	$0.84
Cancelled	(1,000,000)	$0.85
Granted	8,850,000	$0.90	4.90

Outstanding at end of period	6,700,000	$0.91	4.67

Exercisable at end of period	6,700,000

Stock based compensation on shares vested and exercisable during the nine months ended June 30, 2010 is $9,066,704.

At June 30, 2010, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
1,250,000	$0.50	July 14, 2011
1,111,110	$1.50	October 6, 2011

The Company’s share purchase warrants activity for the period ended June 30, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, September 30, 2009	1,250,000	$0.50	1.79
Issued	1,111,111	$1.50	1.26
Expired	-	-	-
Exercised	-	-	-

Balance, June 30, 2010	2,361,111	$0.971	1.14

All warrants are exercisable as at June 30, 2010.

During the year ended September 30, 2009, officers and/or directors of the Company made contributions to capital by the payment of Company expenses and forgiveness of debt (Note 7).

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 June 2010

(Unaudited)

7.

Related Party Transactions

During the year ended September 30, 2009, a former director of the Company advanced $32,000 to the Company.  During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid in capital.

As at June 30, 2010 and September 30, 2009, a total of $5,158 and $nil, respectively was advanced to a company owned by a senior officer for rent, office, and administrative expenses.

During the period ended June 30, 2010 and 2009, advances totalling $69,877 and $63,877 are payable to a director of the Company. The amount is unsecured, non interest bearing and is due on demand.

During the nine months ended June 30, 2010 and 2009, management fees of $6,000 and $9,000, respectively, were payable to a former director of the Company.

During the nine months ended June 30, 2010 and 2009 consulting and management fees totalling $336,344 and $120,325 and $nil and $nil, respectively have been paid to senior officers of the Company.

The Company has also advanced $25,000 to a senior officer.  This amount is repayable upon demand.  This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence.

As of June 30, 2010 and September 30, 2009, total due to related party is $69,877 and $63,877, respectively.

8.

Other

On May 7, 2010, the Company was registered under the Extra-Provincial Corporations Act in Ontario, Canada.

On April 1, 2010, the Company entered into a premises sublease for a three year period expiring June 30, 2013, at a basic rent of $8,832 CDN (approximately $8,500 US) effective July 31, 2010.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Plan of Operation

Our plan of operation for the twelve months following the date of this report is to carry out exploration work on our recently acquired mineral properties located in Nevada and Utah and to continue to review other potential acquisitions in the resource and non-resource sectors.

As of June 30, 2010 we had a working capital deficiency of $35,730, compared to a working capital of $1,153,480 as at September 30, 2009.

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

Results of Operations for Period Ending June 30, 2010

We did not earn any revenues during the nine-month periods ended June 30, 2010 or June 30, 2009.  We incurred total operating expenses of $10,514,731 during the nine months ended June 30, 2010, compared to $48,991 during the nine months ended June 30, 2009, consisting of general and administrative expenses, mineral property expenditures, legal and accounting fees, consulting fees, management fees, promotion and shareholder relations and stock based compensation.

At June 30, 2010, we had total assets of $2,626,150, compared to $1,701,367 as at September 30, 2009.  As of June 30, 2010 we had total liabilities of $124,511, compared to $79,232 as at September 30, 2009.

For the nine months ended June 30, 2010, general and administrative expenses were $214,673 (2009 - $19,214), mineral property expenditures were $513,296 (2009 - $Nil), consulting fees were $75,268 (2009 - $Nil), consulting fees to related parties were $336,344 (2009 - $Nil), legal and accounting fees were $56,391 (2009 - $20,777), management fees to related parties were $126,325 (2009 - $9,000), promotion and shareholder relations was $125,370 (2009 - $Nil), and stock based compensation was $9,066,704 (2009 - $Nil).  For the period from inception on March 10, 2005 through June 30, 2010, general and administrative expenses were $313,900, consulting fees were $75,268, consulting fees to related parties were $336,344, legal and accounting were $138,322, management fees were $174,325, promotion and shareholder relations were $125,370, rent expense was $7,600, stock based compensation was $9,132,364, and mineral property expenditures were $522,296.

Our expenses increased by $10,465,740 during the nine months ended June 30, 2010, compared to the nine months ended June 30, 2009, largely due to increased expenditures during the nine months ended June 30, 2010 of stock based compensation of $9,066,704 (2009 - $Nil), consulting fees of $75,268 (2009 - $Nil), consulting fees to related parties of $336,344 (2009 - $Nil), promotion and shareholder relations of $125,370 (2009 $Nil), and mineral property expenditures of $513,296 (2009 - $Nil).  General and administrative expenses, management fees, and legal and accounting fees were considerably higher in fiscal 2010 due to increased activity related to our recent acquisition of two mineral properties and two recently completed private placements.

During the nine months ended June 30, 2010, we incurred a net loss of $10,512,200, which resulted in an accumulated deficit of $10,814,125.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

We had cash and cash equivalents of $24,351 as of June 30, 2010, compared to cash and cash equivalents of $1,232,712 at September 30, 2009.  During the nine months ended June 30, 2010, we raised an aggregate of $1,000,000 by the issuance of 740,740 units at a price of $1.35 per unit by way of a private placement.  Each unit consists of one common share and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.  We also issued an aggregate of 1,700,000 common shares pursuant to the exercise of stock options for total subscriptions receivable of $1,402,500.

During the nine months ended June 30, 2010, we issued an aggregate of 2,200,000 common shares as consideration for certain mineral properties, for an aggregate fair value of $2,295,000.

During the nine months ended June 30, 2009 we did not issue any securities.

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

Contractual Obligations

Contractual Obligations	Payments Due By Period
	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
Agreement dated January 5, 2010 to acquire mineral claims in Nevada	200,000 shares	200,000 shares
Total:	200,000 common shares

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

(b)

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) under the Securities Exchange Act of 1934.  Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of

Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on our evaluation under the framework, management has concluded that our internal control over financial reporting was not effective as of June 30, 2010 due to a contravention of Section 402 of the Sarbanes-Oxley Act.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended June 30, 2010 we issued 740,740 units at a price of $1.35 per unit by way of a private placement, raising gross proceeds of $1,000,000.  Each unit consists of one common share and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.  We issued all of the securities to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

We also issued a total of 1,700,000 common shares at exercises prices of $0.60 and $0.85 per share pursuant to the exercise of stock options.  We issued all of the securities to four non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933 and to two U.S. persons, relying on Section 4(2) of the Securities Act of 1933.

The proceeds received from the private placement and from the exercise of stock options were used for property acquisitions totaling $260,000 and the balance is for working capital.

During the nine months ended June 30, 2010, we issued a total of 2,200,000 shares of our common stock to five U.S. persons, relying on Section 4(2) of the Securities Act of 1933 pursuant to our acquisition of three mineral properties.

During the nine months ended June 30, 2010, we granted stock options to three consultants and two directors pursuant to our 2009 Stock Plan, to purchase up to an aggregate of 3,875,000 shares of our common stock at an exercise price of $0.85 per share, exercisable until dates ranging between October 6, 2009 and

March 4, 2015.  We issued the stock options to five non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to two U.S. persons, relying on Section 4(2) of the Securities Act of 1933.

During the nine months ended June 30, 2010 our 2010 Stock Option Plan in the amount of 5,000,000 shares with an exercisable period of up to 10 years was ratified, approved and adopted.  We granted stock options to twelve directors and consultants pursuant to our 2010 Stock Option Plan to purchase up to an aggregate of 5,475,000 shares of our common stock at exercise prices ranging between $0.85 and $1.00 per share, exercisable until dates ranging between April 1, 2015 and May 17, 2015.  We issued the stock options to nine non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933 and to one U.S. persons, relying on Section 4(2) of the Securities Act of 1933..

We did not issue any securities during the quarter ended June 30, 2009.

Item 3.

Defaults Upon Senior Securities

None.

Item 4.

(Removed and Reserved)

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

32.1

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)

Reports on Form 8-K

(i)

Filed May 24, 2010:

Effective March 22, 2010 Trevor Eyton resigned as a director.  William C. Deluce was appointed as a director effective April 13, 2010; Patrick Reid was appointed as a director effective April 15, 2010 and as Chairman of the Board on April 23, 2010; and Tim Casgrain was appointed as a director on April 23, 2010.

Mr. Reid has over twenty years experience associated with the mining industry and is currently Chairman of Probe Mines Limited, a Director of Canstar Resources Inc and a Director of Valencia Ventures Inc. Mr. Reid is the former President of the Ontario Mining Association (1984 — 2004) and was instrumental in establishing “Ontario Mining Week” to raise public, government and industry awareness of the contribution of the mining industry to the daily life of Ontarians and the prosperity of the Ontario economy.  Mr. Reid was a Member of the Provincial Parliament for Rainy River, Ontario between1967 — 1984.

Mr. Casgrain was formerly with the accounting firm of Deloitte & Touche and is currently Vice-Chairman of Skyservice Investments Inc., a wholly owned Canadian aviation company, and has been involved since 1997.  From 1976 to 2002, he served as Executive Vice President of Brookfield Asset Management and from 1988 to 1995 he was appointed to NBS Technologies Inc. as President and Chief Executive Officer.  Mr. Casgrain was appointed Chair of the CBC/RadioCanada Board of Directors on April 27, 2007, for a five-year term.

Mr. Deluce brings a long history of founding and building highly successful companies.  He is a former director, audit committee Chairman and human resource compensation committee Chairman of Canadian Tire Corporation, as well as a former Director of Canada 3000 Airlines.  Mr. Deluce is currently president of Wicklow Consulting Inc., a diversified investment company with global interests in the aviation and mining sectors.  Mr. Deluce was recently appointed to the Canadian Air Transport Security Authority (CATSA) Board of Directors for a term of three years.

(ii)

Filed June 15, 2010:

We entered into a memorandum of agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) on June 10, 2010.  Under the memorandum of agreement, we granted an option to JOGMEC to purchase up to a 40% participating interest in the North and South Borate Hills Project for $4,000,000 in cash or in kind to be invested directly in the North and South Borate Project over three years.  JOGMEC will receive in kind any production of minerals from the Borate Hills Project in proportion to its ownership interest.  JOGMEC has 90 days to complete its due diligence and geologic review of the Borate Hills Project before the memorandum of agreement becomes effective.  Thereafter, JOGMEC may terminate the memorandum of agreement at any time after it has invested at least $600,000.  We will initially act as the operator of the project.  The terms of the memorandum of agreement will be set forth in a definitive agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2010

AMERICAN LITHIUM MINERALS, INC.

/s/ Hugh Aird

Hugh Aird,

President