Form 10-Q/A
period 2010-06-30
American Lithium Minerals, Inc.
filed 2010-10-29
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note:

The sole purpose of this Amendment to our Quarterly Report on Form 10-Q for the period ended June 30, 2010 (the “10-Q”) filed with the Securities and Exchange Commission on August 13, 2010, is to include a revision to the cover page of the Form 10-Q to indicate that our company is not a “Shell Company” and was not a “Shell Company” at the date of filing the Form 10-Q.

No other changes have been made to the 10-Q, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the 10-Q.  As such, this amendment continues to speak as of August 13, 2010 (the date the original 10-Q was filed with the SEC). Accordingly, this amendment should be read in conjunction with the original Form 10-Q and our other reports filed with the SEC subsequent to the filing of our original Form 10-Q, including any amendments to those filings.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as a result of this amended report, the certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the Form 10-Q have been re-executed and re-filed as of the date of this amended report and are included as exhibits hereto.

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

October 29, 2010

AMERICAN LITHIUM MINERALS, INC.

/s/ Hugh Aird

Hugh Aird,

President