Form 10-K
period 2010-09-30
AMERICAN LITHIUM MINERALS, INC.
filed 2011-01-10
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________________

FORM 10-K

____________________________

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2010

Commission File # 333-132648

AMERICAN LITHIUM MINERALS, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

71-1049972

(IRS Employer Identification Number)

130 King St.  West, Suite 3670

Toronto, Ontario, Canada

M5X 1A9

Address of principal executive offices)

416-214-5640

(Registrant’s telephone number)

Securities registered pursuant to section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes    ☒ No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒  Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed fiscal year end. $17,708,666

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.  53,390,740 shares of common stock issued and outstanding as of January 7, 2011.

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

Pursuant to a mineral property purchase agreement dated June 15, 2009 with GeoXplor Corp, a private arm’s length Nevada Company, we acquired an option to acquire a 100% interest in 88 unpatented mining claims in Esmeralda County, Nevada.  The property is located approximately 25 miles east of the Nevada-California border, 35 miles southwest of Tonopah, Nevada.

As consideration for the property we agreed to pay the following:

(a)

cash payments totalling $61,000, which have been paid, and the issuance of 250,000 common shares at a market price of $0.48 per share, which shares have been issued; and

(b)

additional cash payments totalling $303,000 to be paid over a period of three years and the issuance of an additional 500,000 common shares to be issued over a period of two years.

The acquisition of the Esmeralda Property was subject to a 3% royalty in respect of the sale or disposition of lithium carbonate or other lithium compounds.  We had the option to acquire up to 2% of the royalty, in whole percentage points, for $1,000,000 for each 1%.

As part of the acquisition we also had a commitment to incur $2,000,000 in exploration expenditures over a term of five years.

We were in negotiations with the vendor regarding the terms of the property agreement and subsequently elected not to move forward on the property.  We expensed $295,609 as mineral property impairment during the year related to the costs being capitalized on the property.

Pursuant to a letter of intent dated August 30, 2009, we acquired an option to acquire a 100% interest in 50 mineral claims in Esmeralda County, Nevada, subject to a 3% Net Value Royalty.  As consideration for the property we agreed to pay the following:

(a)

cash payment of $20,000, which has been paid, and the issuance of 250,000 common shares at a market price of $0.77 per share, which shares have been issued; and

(b)

additional cash payments totalling $382,500 to be paid over a term of five years and the issuance of an additional 750,000 common shares to be issued over a term of four years.

We had the right to purchase up to two percent (2%) of the Net Value Royalty, in whole percentage points, for $1,000,000.

As part of the acquisition we also had a commitment to incur $2,000,000 in exploration expenditures within a period of five years.

We discontinued negotiations to enter into a definitive agreement on this property and have expensed $217,687, as mineral property impairment during the year related to the costs being capitalized on this property.

On January 5, 2010, we entered into an agreement with Gold Summit Corporation to acquire a 100% interest in five grassroots exploration brine projects mineral claims located in Nevada, USA.  Consideration includes a cash payment of $50,000 (paid) and the issuance of 500,000 shares (issued).  In the event that our share price closes at less than $1.00, six to twelve months after the closing date of the Agreement, we agreed to issue on a one-time basis, an additional 200,000 common shares.  On July 6, 2010, the price per share of our common stock closed at a price per share of less than $1.00.  On August 12, 2010, we issued 200,000 shares of common stock as required under this agreement (valued at $146,000 using market price of $0.73 per share).  A 2% Net Revenue Royalty (“NRR”) is payable to the vendor with the provision that we can buy back the NRR for $2 million.

On January 11, 2010, we entered into a property acquisition agreement with Robert Craig, Barbra Anne Craig and Elizabeth Dickman to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $40,000 (paid) and the issuance of 500,000 shares (issued).  A 2% NRR is payable to the vendor with a provision that we can purchase 1% back for $1 million.

On January 11, 2010, we entered into a property acquisition agreement with Nevada Alaska Mining Co., Robert Craig, Barbra An Craig and Elizabeth Dickman to acquire a 100% interest in mineral claims located in Nevada and Utah.  Consideration includes a cash payment of $40,000 (paid) and the issuance of 1,200,000 shares (issued).  A 2% NRR is payable to the vendor with a provision that we can purchase 1% back for $1 million.

On June 10, 2010, we entered into a property option agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) whereby JOGMEC can earn a 40% participating interest in certain mineral claims located in Nevada, owned by us.  Terms of the agreement include staged work commitments totaling $4,000,000 over three years.  JOGMEC also has the option to terminate the agreement with 30 days notice after expending $600,000.  As of September 30, 2010 JOGMAC has advanced to us $260,000 for work commitments.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

We do not own or lease any property.   Pursuant to four agreements we acquired interests in certain mineral properties located in Esmeralda County, Nevada, as more particularly described under “Business Development” herein.

Item 3.

Legal Proceedings

There are no legal proceedings pending or threatened against us.

Item 4.

(Removed and Reserved)

PART II

Item 5.

Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of common stock are quoted for trading on the OTC Bulletin Board under the symbol “AMLM”.  The following table shows the high and low prices of our common shares on the NASD OTC Bulletin Board. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

OTC Bulletin Board (Symbol “AMLM”)
Period	High (US $)	Low (US $)
First Quarter 2009	- (1)	- (1)
Second Quarter 2009	- (1)	- (1)
Third Quarter 2009(2)	0.48	0.31
Fourth Quarter 2009	1.34	0.40
First Quarter 2010	2.96	0.65
Second Quarter 2010	1.30	0.51
Third Quarter 2010	1.04	0.80
Fourth Quarter 2010	0.80	0.40

(1)

No trades.

(2)

On March 20, 2009, we changed our name from Nugget Resources Inc. to American Lithium Minerals Inc. and carried out a four for one forward split of our share capital.

Holders

As of January 7, 2011, there were 20 holders of record of our common stock and approximately 7,500 non-registered shareholders.

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

Securities authorized for issuance under equity compensation plans

On August 20, 2009, our Board of Directors ratified, approved and adopted our 2009 Stock Option Plan to issue up to 4,000,000 common shares, with an exercisable period of up to 10 years.  In the event an optionee ceases to be employed by or to provide services to our company for reasons other than cause, any stock option that is vested and held by such optionee may be exercisable within ninety calendar days after the effective date that his or her position ceases.  Stock options are non-transferable.  Any stock option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

On March 8, 2010, our Board of Directors ratified, approved and adopted our 2010 Stock Option Plan to issue up to 5,000,000 common shares, with an exercisable period of up to 10 years. In the event an optionee ceases to be employed by or to provide services to our company for reasons other than cause, any stock option that is vested and held by such optionee may be exercisable within ninety calendar days after the effective date that his or her position ceases.  Stock options are non-transferable.  Any stock option held by an optionee at the time of his death may be exercised by his estate within one year of his death or such longer period as the Board of Directors may determine.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	7,400,000	$0.90	1,600,000

Performance graph

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Recent sales of unregistered securities

On October 9, 2009, we issued 740,740 units at a price of $1.35 per unit by way of a private placement, raising gross proceeds of $1,000,000.  Each unit consists of one common share and one and one-half common share purchase warrant.  Each full share purchase warrant is non-transferable and shall entitle the holder thereof to purchase one share of common stock, for a period of twenty four months commencing from closing, at a purchase price of $1.50.  We issued all of the securities to one non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S of the Securities Act of 1933.

On September 2, 2010, we issued a promissory convertible note in the amount of $750,000 to a third-party secured by our mineral properties in Nevada in an arm’s length transaction.  The note is due August 31, 2015 and accrues interest at 4% per annum, payable every six months.  Should we default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand.  We are currently in default of certain covenants related to the promissory convertible note due to an advance to a senior officer of $25,000 which is in contravention of SOX 402 required internal controls.   As a result, we have classified the promissory convertible note as a current liability within the September 30, 2010 financial statements. We have disclosed the default to the holder of the note and are requesting a waiver of the specific covenants violated. We can provide no assurance such waiver will be granted.  At the investor’s option, the note principal and accrued interest can be converted to common shares at a fixed price of $0.54. A total of 1,388,889 warrants exercisable at $0.54, expiring September 2, 2011 were issued.

On January 5, 2010, 500,000 common shares were issued for a mineral property for a fair value of $425,000.  On January 11, 2010, a total of 1,700,000 common shares were issued for certain mineral properties for a fair value of $1,870,000.  On August 12, 2010, a total of 200,000 common shares were issued in connection with mineral property purchases, valued at $146,000, using market price of $0.73 per share.

Issuer Repurchases of Equity Securities

None.

Item 6.

Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking statements

This report contains "forward-looking statements" relating to us which represent our current expectations or beliefs, including statements concerning our operations, performance, financial condition and growth.  For this purpose, any statements contained in this report that are not statements of historical fact are forward-looking statements. Without limiting the generality of the foregoing, words such as "may", "anticipation", "intend", "could", "estimate", or "continue" or the negative or other comparable terminology are intended to identify forward-looking statements.  These statements by their nature involve substantial risks and uncertainties, such as credit losses, dependence on management and key personnel and variability of quarterly results, our ability to continue our growth strategy and competition, certain of which are beyond our control.  Should one or more of these risks or uncertainties materialize or should the underlying assumptions prove incorrect, actual outcomes and results could differ materially from those indicated in the forward-looking statements.

The following discussion and analysis should be read in conjunction with the information set forth in our audited financial statements for the period ended September 30, 2010.

Plan of Operation

Our plan of operation for the twelve months following the date of this annual report is to carry out exploration work on our recently acquired properties located in Nevada and to continue to review other potential acquisitions in the resource and non-resource sectors.

We anticipate spending approximately $1,000,000 on administrative fees, including fees we will incur in complying with reporting obligations.

We currently do not have sufficient funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the future in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations

We did not earn any revenues for the year ended September 30, 2010.  We incurred operating expenses in the amount of $10,939,820 for the year ended September 30, 2010, compared to $196,054 for the year ended September 30, 2009.  At September 30, 2010, we had current assets of $479,240 (September 30, 2009 - $1,232,712) consisting of cash and cash equivalents, advances, prepaid expenses and notes due from related parties. We had total current liabilities of $709,733 (September 30, 2009 - $79,232).  These consisted of accounts payable of $76,929 ($15,355 - September 30, 2009), $69,877 due to a related party (September 30, 2009 - $63,877), $6,958 for interest payable on convertible note (September 30, 2009 - $Nil), $295,969 in net convertible note payable (September 30, 2009- $Nil) and $260,000 in deposit on property option (September 30, 2009- $Nil).

For the fiscal year ended September 30, 2010, mineral property impairment was $513,926 (September 30, 2009- $Nil), consulting fees to related parties were $404,748 (September 30, 2009 - $Nil), general and administrative expenses were $297,305 (September 30, 2009 - $85,042), promotion and shareholder relations were $196,260 (September 30, 2009 - $Nil), management fees were $192,000 (September 30, 2009 - $12,000), legal and accounting were $168,879 (September 30, 2009 - $33,352) and consulting fees were $90,628 (September 30, 2009 - $Nil).  For the year ended September 30, 2010 we incurred consulting fees by way of stock compensation in the amount of $9,066,704 (September 30, 2009 - $Nil).

Expenses were significantly higher in fiscal 2010 as a result of increased activity related to our recent acquisition of certain mineral properties and two recently completed private placements.  In addition, we incurred stock based compensation of $9,066,704 in fiscal 2010, compared to $65,660 in fiscal 2009.

We have not attained profitable operations and are dependent upon obtaining financing to develop our mineral properties and to continue to search for new acquisitions.  For these reasons management believes that there is substantial doubt about our ability to continue as a going concern.

We have had no operating revenues since our inception on March 10, 2005 through September 30, 2010, and have incurred operating expenses in the amount of $11,251,238 for the same period.  Our activities have been financed from the proceeds of share subscriptions and director loans.

During the year ended September 30, 2010, we incurred a net loss of $10,968,549, which resulted in an accumulated deficit of $11,270,474.

Our financial statements have been prepared in accordance with accounting principles generally accepted in the Unites States of America.  We have expensed all development costs related to our establishment.

Liquidity and Capital Resources

We had cash and cash equivalents of $425,794 as of September 30, 2010, compared to a cash position of $1,232,712 at September 30, 2009.  During the year ended September 30, 2010, we raised an aggregate of $750,000 by way of a promissory convertible note.

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

De Joya Griffith & Company, LLC

CERTIFIED PUBLIC ACCOUNTANTS & CONSULTANTS

Report of Independent Registered Public Accounting Firm

To The Board of Directors and Stockholders

American Lithium Minerals, Inc.

Henderson, NV 89052

We have audited the accompanying balance sheets of American Lithium Minerals, Inc. (An Exploration Stage Company) (the “Company”) as of September 30, 2010 and 2009, and the related statements of operations, stockholders’ equity, and cash flows for the years then ended and from inception (March 10, 2005) to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Lithium Minerals, Inc. (An Exploration Stage Company) as of September 30, 2010 and 2009, and the results of their operations and cash flows for the years then ended and from inception (March 10, 2005) to September 30, 2010 in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

De Joya Griffith & Company, LLC

/s/ De Joya Griffith & Company, LLC

Henderson, Nevada

January 3, 2011

2580 Anthem Village Drive, Henderson, NV  89052

Telephone (702) 563-1600  ●  Facsimile (702) 920-8049

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

(Audited)

	As of 30 September 2010	As of 30 September 2009

Assets

Current assets
Cash and cash equivalents	$ 425,794	$ 1,232,712
Advance to PinePoint (Note 8)	8,123	-
Due from related party (Note 8)	25,000	-
Prepaid expenses	20,323	-

Total current assets	479,240	1,232,712

Fixed assets (Note 3)
Computer equipment and office furniture - net of depreciation	17,032	-
Total fixed assets	17,032	-

Other assets
Website - net of amortization (Note 4)	10,828	-
Mineral claims (Note 5)	2,861,604	468,655
Total other assets	2,872,432	468,655

Long term assets
Rent deposit	9,152	-

TOTAL ASSETS	$ 3,377,856	$ 1,701,367

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable (Note 6)	$ 76,929	$ 15,355
Due to related party (Note 8)	69,877	63,877
Deposit on property option	260,000	-
Convertible note payable, net of unamortized debt discount of
$454,031 and $0, respectively (Note 10)	295,969	-
Interest payable on convertible note	6,958	-

Total current liabilities	709,733	79,232

TOTAL LIABILITIES	709,733	79,232

Stockholders’ equity
Common stock (Note 7): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of September 30, 2010 and 2009: 53,390,740 and 49,750,000, respectively	53,391	49,750
Additional paid-in capital	14,267,706	874,310
Subscriptions receivable	(382,500)	-
Stock payable (Note 7)	-	1,000,000
Deficit accumulated during the exploration stage	(11,270,474)	(301,925)

Total stockholders’ equity	2,668,123	1,622,135

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,377,856	$ 1,701,367

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Audited)

	For the year ended 30 September 2010	For the year ended 30 September 2009	From inception (10 March 2005) to 30 September 2010

Revenues	$ -	$ -	$ -

Expenses
Mineral property expenditures (Note 5)	10,000	-	19,000
Mineral property impairment	513,296	-	513,296
Consulting fees – related party (Note 8)	404,748	-	404,748
Consulting fees – stock compensation	9,066,704	65,660	9,132,364
Consulting fees	90,628	-	90,628
General and administrative	297,305	85,042	396,532
Legal and accounting	168,879	33,352	250,810
Management fees – related party (Note 7)	192,000	12,000	240,000
Promotion and shareholder relations	196,260	-	196,260
Rent expense – related party (Note 7)	-	-	7,600

Total expenses	10,939,820	196,054	11,251,238

Other expenses (income)
Interest income	(2,531)	(993)	(3,524)
Gain on extinguishment of accrued liability	-	8,500	(8,500)
Interest expense on convertible note	31,260	-	31,260

Net loss	$ 10,968,549	$ 186,561	$ 11,270,474

Basic loss per common share	$ (0.21)	$ (0.00)

Weighted average number of common shares basic	53,034,437	48,339,041

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 30 September 2010

(Audited)

	Number of common shares issued	Common stock	Additional paid-in capital	Stock payable	Subscriptions receivables	Deficit accumulated during the exploration stage	Total stockholders’ equity

Balance at 10 March 2005 (inception)
Common shares issued for cash ($0.001 per share) - 18 March 2005 (Note 7)	20,000,000	$ 20,000	$(15,000)	$-	$-	$-	$5,000
Common shares issued for cash ($0.001 per share) - 5 April 2005 (Note 7)	16,000,000	16,000	(12,000)	-	-	-	4,000
Common shares issued for cash ($0.01 per share) - 13 April 2005 (Note 7)	2,700,000	2,700	4,050	-	-	-	6,750
Common shares issued for cash ($0.01 per share) - 21 April 2005 (Note 7)	3,300,000	3,300	4,950	-	-	-	8,250
Net loss	-	-	-	-	-	(7,055)	(7,055)

Balance at 30 September 2005	42,000,000	42,000	(18,000)	-	-	(7,055)	16,945
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	14,400	-	-	-	14,400
Net loss	-	-	-	-	-	(39,676)	(39,676)

Balance at 30 September 2006	42,000,000	42,000	(3,600)	-	-	(46,731)	(8,331)
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	14,400	-	-	-	14,400
Net loss	-	-	-	-	-	(29,220)	(29,220)

Balance at 30 September 2007	42,000,000	42,000	10,800	-	-	(75,951)	(23,151)
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	9,600	-	-	-	9,600
Common shares issued for cash ($0.001 per share) - 17 June 2008 (Note 7)	6,000,000	6,000	(4,500)	-	-	-	1,500
Net loss	-	-	-	-	-	(39,413)	(39,413)

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statement of Stockholders’ Equity (Deficit)

(Expressed in U.S. Dollars)

From Inception (10, March 2005) to 30 September 2010

(Audited)

Number of common shares issued	Common stock	Additional paid-in capital		Stock payable	Subscriptions receivables	Deficit accumulated during the exploration stage	Total stockholders’ equity

Balance at 30 September 2008	48,000,000	$ 48,000	$15,900	$-	$-	$(115,364)	$(51,464)
Common shares issued for property payment (250,000 at $0.48 per share) (Note 5)	250,000	250	119,750	-	-	-	120,000
Common shares issued for cash ($0.36 per share) - 14 July 2009 (Note 7)	1,250,000	1,250	448,750	-	-	-	450,000
Common shares issued for property payment (250,000 at $0.77 per share) (Note 5)	250,000	250	192,250	-	-	-	192,500
Common shares payable for private placement (740,740 at $1.35 per share) (Note 7)	-	-	-	1,000,000	-	-	1,000,000
Contributions to capital by related parties – forgiven debt (Note 8)	-	-	32,000	-		-	32,000
Stock based compensation expense on options vested during period	-	-	65,660	-	-	-	65,660
Net loss	-	-	-	-	-	(186,561)	(186,561)
Balance at 30 September 2009	49,750,000	$ 49,750	$874,310	1,000,000	-	(301,925)	1,622,135
Common shares issued for cash (at $1.35 per share) - 6 October 2009 (Note 7)	740,740	741	999,259	(1,000,000)		-	-
Common shares issued for property payment (500,000 at $0.85 per share) (Note 5)	500,000	500	424,500	-	-	-	425,000
Common shares issued for property payment (1,700,000 at $1.10 per share) (Note 5)	1,700,000	1,700	1,868,300	-	-	-	1,870,000
Stock options exercised (at $0.85 per share) (Note 7)	450,000	450	382,050	-	(382,050)	-	-
Stock options exercised (at $0.60 per share) (Note 7)	50,000	50	29,950	-	-	-	30,000
Warrants issued with convertible note	-	-	252,305				252,305
Stock based compensation expense on options vested during period	-	-	9,066,704	-	-	-	9,066,704
Beneficial conversion feature of convertible debt	-	-	224,528				224,528
Common shares issued for property (200,000 at $0.73 per share) (Note 5)	200,000	200	145,800	-	-	-	146,000
Net loss	-	-	-	-	-	(10,968,549)	(10,968,549)
Balance at 30 September 2010	53,390,740	$ 53,391	$14,267,706	-	(382,500)	(11,270,474)	2,668,123

All share amounts have been retroactively restated to reflect the 4:1 share split on March 2, 2009 (Note 7).

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Audited)

	For the year ended 30 September 2010	For the year ended 30 September 2009	From inception (10 March 2005) to 30 September 2010

Cash flows from operating activities
Net loss	$(10,968,549)	$(186,561)	$(11,270,474)
Adjustments to reconcile net loss to net cash used in operating activities
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 8)	-	32,000	32,000
Non-cash gain on extinguishment of accrued liability	-	8,500	8,500
Depreciation and amortization	2,605	-	2,605
Stock based compensation expense	9,066,704	65,660	9,132,364
Amortization of debt discount & accretion of warrants fair value	22,802	-	22,802
Interest	6,958	-	6,958
Mineral property impairment	513,296	-	513,296
Changes in operating assets and liabilities
Due from related party	(25,000)	-	(25,000)
Increase in prepaid expenses and rent deposit	(29,475)	-	(29,475)
Increase in advance to Pine Point	(8,123)	-	(8,123)
Increase (decrease) in accounts payable	61,574	(1,645)	68,429

Net cash used in operating activities	(1,357,208)	(82,046)	(1,507,718)

Cash flows from investing activities:
Acquisition of fixed assets and website development	(30,465)	-	(30,465)
Purchase of mineral claims and exploration	(205,245)	(156,155)	(361,400)

Net cash used in investing activities	(235,710)	(156,155)	(391,865)

Cash flows from financing activities
Proceeds from convertible note	750,000	-	750,000
Due to related party	6,000	20,209	69,877
Common shares issued for cash	30,000	450,000	1,505,500
Stock payable for private placement	-	1,000,000	-

Net cash provided by financing activities	786,000	1,470,209	2,325,377

(Decrease) increase in cash and cash equivalents	(806,918)	1,232,008	425,794

Cash and cash equivalents, beginning of year	1,232,712	704	-

Cash and cash equivalents, end of year	$425,794	$1,232,712	$425,794

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$-	$-	$-
Cash paid during the year for income taxes	$-	$-	$-
Non – cash investing and financing activities:
Beneficial conversion feature	$224,528	$-	$224,528
Financing costs associated with warrants	$252,305	$-	$252,305
Common stock issued to satisfy common stock payable	$1,000,000	$-	$1,000,000
Stock issued for mineral property	$2,441,000	$312,500	$2,607,500

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

1.

Nature of Operations

American Lithium Minerals, Inc. (the “Company”) was originally organized as Nugget Resources Inc. under the laws of the State of Nevada on March 10, 2005.  The Company has been investigating prospective lithium opportunities.  On March 2, 2009, the Company changed its name to American Lithium Minerals, Inc. to better reflect the direction of the Company. The Company is an exploration stage enterprise, as defined in FASB ASC 915-10 “Development Stage Entities”.  The Company is devoting all of its present efforts to securing and establishing a new business and its planned principal operations have not commenced.  Accordingly, no revenue has been derived during the exploration period.

On May 7, 2010, the Company was registered under the Extra-Provincial Corporations Act in Ontario, Canada.

Going Concern

The Company’s financial statements as at September 30, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the years ended September 30, 2010 and 2009 of $10,968,549 and $186,561, respectively, and has working capital (deficit) of ($230,493) and $1,153,480 at September 30, 2010 and September 30, 2009, respectively.

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

At September 30, 2010, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

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

Mineral property costs

The Company has been in the exploration stage since its formation March 10, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are charged to operations as incurred.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized.  Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

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

30 September 2010

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

Fixed Assets

The Company’s fixed assets consists of computer and office equipment and furniture which is valued at cost and depreciated using the straight-line method over a period range of three years.

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

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

2.

Significant Accounting Policies (continued)

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

30 September 2010

(Audited)

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To September 30, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

Long-lived assets

The Company accounts for its long-lived assets in accordance with FASB ASC 360-10,  “Property, Plant and Equipment” which requires that long-lived assets be reviewed for  impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, "Revenue Recognition - Milestone Method (Topic 605): Milestone Method of Revenue Recognition" (codified within ASC 605 - Revenue Recognition). ASU 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. ASU 2010-17 is effective for interim and annual periods beginning after June 15, 2010. The adoption of ASU 2010-17 is not expected to have any material impact on our financial position, results of operations or cash flows.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

2.

Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates.  The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the Company's financial position, results of operations or cash flows of the Company.

3.

Fixed Assets

The Company’s fixed assets consist of the following:

	30 September	30 September
	2010	2009
Computer	$ 4,878	$ -
Office furniture	13,774	-
	18,652	-
Less - accumulated depreciation	(1,620)	-
Net fixed assets	$ 17,032	$ -

Depreciation of $1,620 and $nil is included in general and administrative expenses in the statement of operations for the years ended September 30, 2010 and 2009, respectively.

4.

Website

	30 September	30 September
	2010	2009
Website	$ 11,813	$ -
Less - accumulated amortization	(985)	-
Net website	$ 10,828	$ -

Amortization expense of $985 and $nil is included in general and administrative expenses in the statement of operations for the years ended September 30, 2010 and 2009, respectively.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

5.

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

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

5.

Mineral Properties (continued)

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

The Company was in negotiations with the vendor regarding the property agreement and has since terminated their discussions to move forward on the property.  The Company expensed $295,609 as mineral property impairment during the year related to the costs being capitalized on the property.

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

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$500,000 during the fourth year.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

5.

Mineral Properties (continued)

The Company discontinued negotiations to enter into a definitive agreement on this property and has expensed $217,687 as mineral property impairment during the year related to the costs being capitalized on this property.

On January 5, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $50,000 (paid) and the issuance of 500,000 shares (issued valued at $425,000 using market price of $0.85 per share).  In the event that the share price of the Company closes at less than $1.00, six to twelve months after the closing date of the Agreement, the Company shall issue on a one-time basis, an additional 200,000 shares. On July 6, 2010, the price per share of the Company’s common stock closed at a price per share less than $1.00.  On August 12, 2010, the Company issued 200,000 shares of common stock as required under this agreement (valued at $146,000 using market price of $0.73 per share).  A 2% NRR is payable to the vendor with the provision that the Company can buyback the NRR for $2 million.

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

On June 10, 2010, the Company entered into an property option agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) whereby JOGMEC can earn a 40% interest in certain mineral claims located in Nevada, USA owned by the Company.  Terms of the agreement include staged work commitments totaling $4,000,000 over three years.   JOGMEC also has the option to terminate the agreement with 30 days notice after expending $600,000.  As of September 30, 2010 JOGMAC has advanced the Company $260,000 for work commitments.  The $260,000 advance has been recorded as a deposit liability on property option.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

5.

Mineral Properties (continued)

Mineral properties costs are summarized below:

	As of September 30,	As of September 30,
	2010	2009
Acquisition Costs
Cash	$ 191,600	$ 99,000
Value of shares issued	2,441,000	312,500
	2,632,600	411,500

Exploration Costs
Exploration advance	$ -	$ 37,000
Exploration	175,000	-
Claim maintenance, licenses, and legal	-	13,331
Consulting	47,645	-
Gravity survey	76,641	-
Miscellaneous	(37,000)	187
Travel and accommodation	11,359	-
Reports	-	6,637
	273,645	57,155

Total costs incurred during the year	$ 2,906,245	$ 468,655
Balance of costs, beginning of year	468,655	-
Less costs written down during year	(513,296)	-
Balance of costs, end of year	$ 2,861,604	$ 468,655

6.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are non-interest bearing, unsecured and have settlement dates within one year.

7.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 53,390,740 common shares with a par value of $0.001 per common share.

i.

On March 18, 2005, 20,000,000 common shares of the Company were issued for cash proceeds of $5,000.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

7.

Capital Stock (continued)

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

viii.

On July 23, 2009, 1,250,000 common shares of the Company were issued for cash proceeds of $450,000.

ix.

On August 30, 2009, 250,000 common shares of the Company were issued for property for a fair value of $192,500.

x.

On October 6, 2009, 740,740 common shares and 1,111,110 warrants of the Company were issued for cash proceeds of $1,000,000.  Each share purchase warrant is exercisable at a price of $1.50 for a period of two years.

xi.

On January 5, 2010, 500,000 common shares were issued for property with a fair value of $425,000.

xii.

On January 11, 2010, a total of 1,700,000 common shares were issued for properties with a fair value of $1,870,000.

xiii.

On February 4, 2010, 50,000 common shares were issued pursuant to the exercise of stock options for cash proceeds of $30,000.

xiv.

On August 12, 2010, a total of 200,000 common shares were issued in connection with the agreement to acquire mineral claims located in Nevada, USA, with a fair value of $146,000.

xv.

On September 30, 2010, the Company recorded the fair value of the beneficial conversion feature of the convertible note (see note 10), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $224,528.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

7.

Capital Stock (continued)

xvi.

On September 30, 2010, the Company recorded the fair value of 1,388,899 warrants of the Company issued in connection with the convertible note (see note 10) of $252,305. Each share purchase warrant is exercisable at a price of $0.54 for a period of one year.

xvii.

During the year ended September 30, 2010, the Company had issued 1,650,000 stock options to various individuals with a value of $1,402,500 all of which were exercised during the year. As of September 30, 2010, a total of 1,200,000 stock options valued at $1,020,000 had been cancelled by the Company. A total of 450,000 stock options valued at $382,050 remain as a subscription receivable as of September 30, 2010.

On March 2, 2009, the Board of Directors authorized a 4:1 forward stock split.  The number of shares issued in accordance with the private offerings as listed above, include the effects of this split.

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

30 September 2010

(Audited)

7.

Capital Stock (continued)

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

During the year ended September 30, 2010, a total of 8,800,000 options were granted.  The Company recognized stock based consulting expenses totalling $9,066,704 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model.  The following assumptions were used in estimating the fair value:

Expected volatility	83.59% - 153.41%
Expected life	1 to 5 years
Risk-free interest rate	0.41 – 2.62
Dividend yield	-

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

7.

Capital Stock (continued)

At September 30, 2010, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
50,000	$0.85	August 20, 2014
1,300,000	$0.85	November 4, 2014
500,000	$0.85	December 29, 2014
325,000	$0.85	March 4, 2015
825,000	$0.85	April 1, 2015
1,300,000	$1.00	April 23, 2015
3,100,000	$0.925	May 17, 2015
7,400,000

The Company’s stock option activity is presented below:

		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Balance, September 30, 2008	-	-	-
Granted	550,000	$0.83	1.28
Balance, September 30, 2009	550,000	$0.83	1.28
Exercised	(50,000)	$0.64	-
Expired	(500,000)	$0.85	-
Exercised	(450,000)	$0.85	-
Cancelled Granted	1,000,000 8,850,000	$0.90	4.06

Outstanding at end of year	8,400,000	$0.91	4.54

Exercisable at end of year	7,400,000

Stock based compensation on shares vested and exercisable during the years ended September 30, 2010 and 2009 is $9,066,704 and $65,660, respectively.

At September 30, 2010, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,250,000	$0.50	July 14, 2011
1,388,889	$0.54	September 2, 2011
1,111,110	$1.50	October 6, 2011

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

7.

Capital Stock (continued)

The Company’s share purchase warrants activity for the years ended September 30, 2010 and 2009 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, September 30, 2009	1,250,000	$0.50	1.79
Issued	2,499,999	$0.96	0.96

Balance, September 30, 2010	3,749,999	$0.97	0.90

All warrants are exercisable as at September 30, 2010.

During the year ended September 30, 2009, officers and/or directors of the Company made contributions to capital by the payment of Company expenses and forgiveness of debt (Note 8).

8.

Related Party Transactions

During the year ended September 30, 2009, a former director of the Company advanced $32,000 to the Company.  During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid-in capital.

During the year September 30, 2010, a total of $8,123 was advanced to a company owned by a senior officer for rent, office, and administrative expenses.

During the year ended September 30, 2010, advances totalling $69,877 is payable to a director of the Company. The amount is unsecured, non interest bearing and is due on demand.

During the years ended September 30, 2010 and 2009 and from inception (March 10, 2005) to September 30, 2010, management fees of $6,000, $12,000 and $18,000,  respectively, were payable to a director of the Company.

During the year ended September 30, 2010 and 2009 and from inception (March 10, 2005) to September 30, 2010, consulting fees totalling $404,748 and $0 and $404,748 have been paid to senior officers of the Company.

During the year ended September 30, 2010 and 2009 and from inception (March 10, 2005) to September 30, 2010, management fees totalling $186,000 and $0 and $186,000 have been paid to a senior officer of the Company.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

8.

Related Party Transactions (continued)

The Company has also advanced $25,000 to a senior officer.  This amount is repayable upon demand.  This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence.  The Company expects the amount to be repaid by February 28, 2011.

As of September 30, 2010 and September 30, 2009, total due to related party is $69,877 and $63,877, respectively.

9.

Office Lease

On April 1, 2010, the Company entered into a premises sublease for a three year period expiring June 30, 2013, at a basic rent of $8,832 CDN (approximately $8,500 US) effective July 31, 2010.  Future minimum lease payments over the next five years are as follows:

Year	Lease $
2011	$102,000
2012	$102,000
2013	$76,500
2014	-
2015	-

Total	$280,500

As of September 30, 2010 and 2009, total rent expense was $100,871 and $1,595, respectively.

10.

Convertible Note Payable

On September 2, 2010, the Company issued a promissory convertible note in the amount of $750,000 to an unrelated third party in an arm’s length transaction secured by the Company’s mineral claims in Nevada and a Security Agreement (8K filed September 8, 2010).  The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months.  Should the Company default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand.  The Company is currently in default of certain covenants related to the promissory convertible note due to an advance to a senior officer of $25,000 which is in contravention of SOX 402.  As a result, the Company has classified the promissory convertible note as a current liability and has accrued interest payable on the note at 12% per annum.  The Company has disclosed the default to the holder of the note and is requesting a waiver of the specific covenants violated. The Company can provide no assurance such waiver will be granted. At the investor’s option, the note principal and accrued interest can be converted to shares of the Company at a fixed price of $0.54.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

10.

Convertible Note Payable (continued)

A total of 1,388,889 warrants exercisable at $0.54, expiring September 2, 2011 were issued.  The Company has determined the fair value of the warrants issued as $252,305 using the Black Scholes valuation model.  The fair value of the warrants has been accreted and is being amortized over the life of the warrants (1 year).  As at September 30, 2010, $19,355 has been amortized and expensed as interest.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $750,000, to have a beneficial conversion feature of $224,528.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (5 years).  As at September 30, 2010, $3,447 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

11.

Income Taxes

At September 30, 2010 and 2009, the Company had a federal operating loss carryforward of approximately $1,873,116 and $186,561, respectively, which begin to expire in 2026.

The provision for income taxes consisted of the following components for the years ended September 30:

	2010	2009	Cumulative from inception (March 10, 2005) to September 30, 2010
Current:
Federal	$ --	$ --	$ --
Foreign	--	--	--
Deferred	--	--	--
	$ --	$ --	$ --

Components of net deferred tax assets, including a valuation allowance, are as follows at September 30:

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Annual Financial Statements

(Expressed in U.S. Dollars)

30 September 2010

(Audited)

11.

Income Taxes (continued)

	2010	2009	Cumulative from inception (March 10, 2005) to September 30, 2010
Deferred tax assets:
Net operating loss carryforward	$ 1,873,116	$ 186,561	$ 2,138,110
Total deferred tax assets	655,591	65,296	748,339
Less: Valuation Allowance	(655,591)	(65,296)	(748,339)

Net Deferred Tax Assets	$ --	$ --	$ --

12.   Subsequent events

Subsequent to September 30, 2010, 1,200,000 common shares related to previously issued subscription receivables were surrendered to the Company for cancellation of which 250,000 have been cancelled by the Company’s stock transfer agent.  The Company is in the process of having these shares cancelled by its stock transfer agent. These have been included as cancelled as of September 30, 2010.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

There have been no changes in and disagreements with our accountants on accounting and financial disclosure from the inception of our company through to the date of this Report.

Item 9A(t).

Controls and Procedures.

(a)

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Principal Financial Officer and Principal Executive officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-K.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Principal Executive Officer and Principal Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of September 30, 2010, our disclosure controls and procedures were not effective.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, changes in stockholders’ equity and cash flows for the periods presented.

(b)

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and implemented by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency (within the meaning of Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Hugh Aird, our Principal Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2010 due to the material weakness described below.

Material Weaknesses

1.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2010.  In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.”  Based on this assessment, management concluded that, as of September 30, 2010, our internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.

In connection with the audit of our consolidated financial statements for the year ended September 30, 2010, our independent registered accounting firm, DeJoya Griffith & Company, LLC, reported to our Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

Remediation of Material Weaknesses

To remediate the material weaknesses identified above, we have commenced the following subsequent to September 30, 2010, which correspond to the two material weaknesses identified above.

1.

In connection with the ineffective assessment of our internal control over financial reporting, management plans to hire additional resources to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

Management believes this remediation will remediate the corresponding material weakness described in Item 1, immediately above.

2.

In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated our current review and approval processes, to insure that all accounting reconciliations and journal entries are reviewed and approved on a timely basis.

Management believes this remediation has remediated the corresponding material weakness described in Item 2, immediately above.

(c)

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal controls or in other factors that occurred during our last fiscal year ended September 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:

Directors:

Name of Director

Age

Chris Hobbs

44

William C. Deluce

61

Executive Officers:

Name of Officer

Age

Office

Hugh Aird

57

Chairman of the Board

Chris Hobbs

44

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

William S. Deluce

Mr. Deluce is a former director, audit committee Chairman and human resource compensation committee Chairman of Canadian Tire Corporation, as well as a former Director of Canada 3000 Airlines.  Mr. Deluce is currently president of Wicklow Consulting Inc., a diversified investment company with global interests in the aviation and mining sectors.  Mr. Deluce was recently appointed to the Canadian Air Transport Security Authority (CATSA) Board of Directors for a term of three years.

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

Item 11.

Executive Compensation.

Summary Compensation Table

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers for all services rendered in all capacities to us for the period from our inception through the fiscal period ended September 30, 2010 and for the fiscal year ended September 30, 2009.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Consulting ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compen-sation ($)	Total ($)
Hugh Aird (1) Chairman, Former President and CEO	2010	0	0	186,000	0	2,008,129	0	0	0	2,194,129
Chris Hobbs (2) Chief Financial Officer	2010	0	0	110,000	0	709,296	0	0	0	819,296
Patrick Reid (3) Chairman of the Board and Director	2010	0	0		0	631,601	0	0	0	0
Matthew Markin, (4) Former President, CEO, CFO, Secretary, Treasurer & Director	2010 2009 2008	0 0 0	0 0 0		0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Peter Sorel, (5) Former President and CEO and Director	2010 2009 2008	0 0 0	0 0 0		0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)

Hugh Aird was appointed as President and CEO on November 4, 2009 and resigned as President and CEO on September 29, 2010.  Mr. Aird was appointed as Chairman of the Board on September 27, 2010.

(2)

Mr. Hobbs was appointed as Chief Financial Officer on November 3, 2009.

(3)

Mr. Reid was appointed as Chairman on April 23, 2010 and resigned on September 23, 2010.

(4)

Mr. Markin was appointed as President, CEO, Secretary/Treasurer and a director on May 13, 2008 and resigned as of March 8, 2010.

(5)

Mr. Sorel resigned as President and CEO on May 13, 2008.  Effective July 15, 2009, Mr. Sorel resigned as a director.

Outstanding Equity Awards at Fiscal Year End

We granted the following stock options during the year ended September 30, 2010:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards; Number of Securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards; Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards; Market or payout value of unearned shares, units or other rights that have not vested ($)
Hugh Aird	50,000 750,000 325,000 175,000 750,000	0	N/A	$0.85 $0.85 $0.85 $0.85 $0.925	Aug. 12, 2014 Nov. 4, 2014 Mar. 4, 2015 Apr. 1, 2015 May 17, 2015	0	N/A	N/A	N/A
Chris Hobbs	500,000 150,000	0	N/A	$0.85 $0.85	Dec. 29, 2014 Apr. 1, 2015	0	N/A	N/A	N/A
Patrick Reid	350,000 400,000	0	N/A	$1.00 $0.925	Apr. 23, 2015 May 17, 2015	0	N/A	N/A	N/A
Matthew Markin	0	0	N/A	0	N/A	0	N/A	N/A	N/A
Peter Sorel	0	0	N/A	0	N/A	0	N/A	N/A	N/A

Compensation of Directors

Directors of our company may be paid for their expenses incurred in attending each meeting of the directors.  In addition to expenses, directors may be paid a sum for attending each meeting of the directors or may receive a stated salary as director.  No payment precludes any director from serving our company in any other capacity and being compensated for such service.  Members of special or standing committees may be allowed similar reimbursement and compensation for attending committee meetings.  During the year ended September 30, 2010, we did not pay any compensation to our directors.

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

Title of Class	Name and Address Of Owner	Relationship to Company	Number of Shares	Percent Owned (1)
Common Stock	Hugh Aird 148A Balmoral Avenue Toronto, Ontario, Canada	Director and Chairman	200,000	0%
Common Stock	Chris Hobbs 129 Yorkville Avenue, Suite 400 Toronto, Ontario, Canada	Director and CFO	0	0%
Common Stock	William S. Deluce One Chestnut Park Road Terrace Suite Toronto, Ontario, Canada	Director	0	0%
Common Stock	Matthew Markin 1914 Cordova Road, Suite 116 Fort Lauderdale, FL 33316	5% Shareholder	4,000,000	7.4%
Common Stock	All directors and executive officers as a group (one individual)		0	0%

(1)

The percent ownership of class is based on 53,390,740 shares of common stock issued and outstanding as of the date of this report.

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

During the year September 30, 2010:

(a)

a total of $8,123 was advanced to a company owned by a senior officer for rent, office, and administrative expenses;

(b)

advances totalling $69,877 is payable to a director. The amount is unsecured, non interest bearing and is due on demand;

(c)

management fees of $6,000 and $12,000, respectively, were payable to a director; and

(d)

consulting and management fees totalling $404,748 and $186,000 have been paid to senior officers.

We also advanced $25,000 to a senior officer, which amount is repayable upon demand.  This advance is in contravention of SOX 402 and we have since implemented strict internal controls to avoid a future occurrence.  We expect the amount to be repaid by February 28, 2011.

As of September 30, 2010 and September 30, 2009, total due to related party is $69,877 and $63,877, respectively.

Item 14.

Principal Accounting Fees and Services.

Our principal accountants, De Joya Griffith & Company, LLC, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended September 30, 2010	Fiscal year ended September 30, 2009
Audit Fees	$ 21,500	$ 9,500
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

PART IV

Item 15.

Exhibits, Financial Statement Schedules.

(a)

Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-22, and are included as part of this report:

Financial Statements for the fiscal year ended September 30, 2010

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statement of Stockholders’ Equity (Deficit)

Statements of Cash Flows

Notes to Financial Statements

(b)

Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this report, and are incorporated herein by this reference.

(c)

Financial Statement Schedules

We are not filing any financial statement schedules as part of this report as such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

INDEX TO EXHIBITS

Number

Exhibit Description

3.1

Articles of Incorporation (1)

3.2

Bylaws (1)

31.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certificate of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2

Certificate of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)

Filed as an exhibit to our registration statement on Form SB-2 dated March 22, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN LITHIUM MINERALS INC.

/s/ Hugh Aird
Hugh Aird
Chairman and CEO

January 7, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hugh Aird
Hugh Aird
Chairman and CEO

/s/ Chris Hobbs
Chris Hobbs
CFO

January 7, 2011