Form 10-Q
period 2010-12-31
AMERICAN LITHIUM MINERALS, INC.
filed 2011-02-18
CIK 1356371

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒

Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended December 31, 2010

☐

Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ___________________to

Commission File Number 333-132648

AMERICAN LITHIUM MINERALS, INC.

(Exact name of Registrant as specified in its charter)

Nevada	71-1049972
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

130 King Street West, Suite 3670
Toronto, Ontario, Canada	M5X 1A9
(Address of principal executive offices)	(Postal or Zip Code)

416.214.5640
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

Yes  ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Yes   ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  53,190,740 shares of common stock with par value of $0.001 per share outstanding as of February 16, 2011.

PART I. FINANCIAL INFORMATION

Item 1.

Financial Statements

1

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Financial Statements

(Expressed in U.S. Dollars)

.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in U.S. Dollars)

	As of 31 December 2010 (Unaudited)	As of 30 September 2010 (Audited)

Assets

Current assets
Cash and cash equivalents	$ 482,937	$ 425,794
Advance to PinePoint (Note 8)	3,593	8,123
Tax recoverable	20,937	-
Prepaid and deposits	73,364	20,323

Total current assets	580,831	454,240

Fixed assets (Note 4)
Computer equipment and office furniture - net of depreciation	15,937	17,032
Total fixed assets	15,937	17,032

Other assets
Website - net of amortization (Note 5)	10,237	10,828
Mineral claims (Note 6)	2,802,831	2,861,604
Total other assets	2,813,068	2,872,432

Long term assets
Deposit and bond	23,389	9,152

TOTAL ASSETS	$ 3,433,225	$ 3,352,856

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$ 21,552	$ 76,929
Bank overdraft	168,113	-
Due to related party (Note 8)	69,877	69,877
Deposit on property option	1,047,081	260,000
Convertible note payable, net of unamortized debt discount of
$379,118 and $454,031, respectively (Note 10)	370,882	295,969
Interest payable on convertible note	29,458	6,958

Total current liabilities	1,706,963	709,733

TOTAL LIABILITIES	1,706,963	709,733

Stockholders’ equity
Common stock (Note 6): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of December 31, 2010 and September 30, 2010: 53,190,740 and 53,190,740, respectively	53,391	53,391
Additional paid-in capital	14,267,706	14,267,706
Subscriptions receivable	(382,500)	(382,500)
Related party receivables, senior officer (Note 8)	(59,498)	(25,000)
Deficit accumulated during the exploration stage	(12,152,837)	(11,270,474)

Total stockholders’ equity	1,726,262	2,643,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 3,433,225	$ 3,352,856

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 December 2010	For the three months ended 31 December 2009	From inception (10 March 2005) to 31 December 2010

Revenues	$ -	$ -	$ -

Expenses
Mineral property expenditures (Note 6)	442,866	-	461,866
Mineral property impairment	-	-	513,296
Consulting fees – related party (Note 8)	63,750	59,291	468,498
Consulting fees – stock compensation	-	1,209,398	9,132,364
Consulting fees	27,951	-	118,579
General and administrative	111,420	59,241	507,952
Legal and accounting	23,429	16,540	274,239
Management fees – related party (Note 8)	45,000	23,000	285,000
Promotion and shareholder relations	70,534	52,500	266,794
Rent expense – related party (Note 8)	-	-	7,600

Total expenses	784,950	1,419,970	12,036,188

Other expenses (income)
Interest income	-	(1,620)	(3,524)
Gain on extinguishment of accrued liability	-	-	(8,500)
Interest and debt discount expense on convertible note	97,413	-	128,673

Net loss	$ 882,363	$ 1,418,350	$ 12,152,837

Basic loss per common share	$ (0.02)	$ (0.03)

Weighted average number of common shares basic	53,190,740	50,426,328

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(fka Nugget Resources Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in U.S. Dollars)

(Unaudited)

	For the three months ended 31 December 2010	For the three months ended 31 December 2009	From inception (10 March 2005) to 31 December 2010

Cash flows from operating activities
Net loss	$(882,363)	$(1,418,350)	$(12,152,837)
Adjustments to reconcile net loss to net cash used in operating activities
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 8)	-	-	32,000
Non-cash gain on extinguishment of accrued liability	-	-	8,500
Depreciation and amortization	1,686	-	4,291
Stock based compensation expense	-	1,209,398	9,132,364
Amortization of debt discount & accretion of warrants fair value	74,913	-	97,715
Mineral property impairment	-	-	513,296
Changes in operating assets and liabilities
Increase to accrued interest	22,500	-	29,458
Increase in tax recoverable	(20,937)	-	(20,937)
Increase in prepaid expenses and rent deposit	(67,278)	(52,440)	(96,753)
Increase (decrease) in advance to Pine Point	4,530	(21,470)	(3,593)
Increase (decrease) in accounts payable	(55,377)	(135)	13,052

Net cash used in operating activities	(922,326)	(307,997)	(2,405,044)

Cash flows from investing activities:
Acquisition of fixed assets and website development	-	-	(30,465)
Cash proceeds received on property deposit	787,081	-	1,047,081
Purchase of mineral claims and exploration	58,773	(44,641)	(562,627)

Net cash provided by (used in) investing activities	845,854	(44,641)	453,989

Cash flows from financing activities
Proceeds from convertible note	-	-	750,000
Bank overdraft	168,113	-	168,113
Advances on related party receivables, senior officer	(34,498)	-	(59,498)
Due to related party	-	3,000	69,877
Common shares issued for cash	-	-	1,505,500

Net cash provided by financing activities	133,615	3,000	2,433,992

(Decrease) increase in cash and cash equivalents	57,143	(349,638)	482,937

Cash and cash equivalents, beginning of period	425,794	1,232,712	-

Cash and cash equivalents, end of period	$482,937	$883,074	$482,937

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$-	$-	$-
Cash paid during the period for income taxes	$-	$-	$-
Non – cash investing and financing activities:
Beneficial conversion feature	$-	$-	$224,528
Financing costs associated with warrants	$-	$-	$252,305
Common stock issued to satisfy common stock payable	$-	$-	$1,000,000
Stock issued for mineral property	$-	$(1,000,000)	$2,607,500

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

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

On May 7, 2010, the Company was registered under the Extra-Provincial Corporations Act in Ontario, Canada.

Going Concern

The Company’s financial statements as at December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a net loss for the periods ended December 31, 2010 and 2009 of $882,363 and $1,418,350, respectively, and has working capital deficit of $1,126,132 and $230,493 at December 31, 2010 and September 30, 2010, respectively.

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

At December 31, 2010, the Company was not engaged in a business and had suffered losses from exploration stage activities to date.  Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful.  Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

1.

Nature of Operations (cont’d)

Unaudited Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q.  They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.  The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended December 31, 2010, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

2.

Significant Accounting Policies

The following is a summary of significant accounting policies used in the preparation of these financial statements.

Basis of presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars.  The Company’s fiscal year end is September 30.

Cash and cash equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Mineral property costs

The Company has been in the exploration stage since its formation on March 10, 2005 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are charged to operations as incurred. The Company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred.   When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized.  Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

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

December 31, 2010

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

Asset retirement obligations

The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of December 31, 2010, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

Fixed Assets

The Company’s fixed assets consists of computer and office equipment and furniture which is valued at cost and depreciated using the straight-line method over a period of three years.

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

December 31, 2010

(Unaudited)

2.

Significant Accounting Policies (continued)

Basic and diluted net loss per share

The Company computes net loss per share in accordance with FASB ASC 260, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement.  Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period.  Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period.  In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants.  Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying financial statements.

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

Stock based compensation

The Company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires the Company to recognize expense related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

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

December 31, 2010

(Unaudited)

2.

Significant Accounting Policies (continued)

Risks and uncertainties

The Company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

Website Development Costs

Costs incurred in developing and maintaining a website are charged to expense when incurred for the planning, content population, and administration or maintenance of the website. All development costs for the application, infrastructure, and graphics development are capitalized and subsequently reported at the lower of unamortized cost or net realizable value. Capitalized costs are amortized using the straight-line basis over a five year estimated economic life of the product.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the period.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.  To December 31, 2010, the Company has not recorded any translation adjustments into stockholders’ equity.

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

3.

Reclassification

Certain reclassifications have been made in the prior year’s financial statements to conforrm to the presentation used in fiscal year 2011. More specifically, a due from related party, previously classified as a current asset, was reclassified as a contra account to Stockholders’ equity. Additionally, Cash proceeds received on property deposit and purchase of mineral claims and exploration, previously reported on a net basis, are reported separately on the statement of cash flows.

These reclassifications did not affect the reported net loss for prior year.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

4.

Fixed Assets

The Company’s fixed assets consist of the following:

	31 December	30 September
	2010	2010
Computer	$ 4,878	$ 4,878
Office furniture	13,774	13,774
	18,652	18,652
Less - accumulated depreciation	(2,715)	(1,620)
Net fixed assets	$ 15,937	$ 17,032

Depreciation of $1,095 and $nil is included in general and administrative expenses in the statement of operations for the periods ended December 31, 2010 and 2009, respectively.

5.

Website

	31 December	30 September
	2010	2010
Website	$ 11,813	$ 11,813
Less - accumulated amortization	(1,576)	(985)
Net website	$ 10,237	$ 10,828

Amortization expense of $590 and $nil is included in general and administrative expenses in the statement of operations for the periods ended December 31, 2010 and 2009, respectively.

6.

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

December 31, 2010

(Unaudited)

6.

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

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$1,200,000 during the fourth year.

The Company was in negotiations with the vendor regarding the property agreement and has since terminated their discussions to move forward on the property.  The Company expensed $295,609 as mineral property impairment during the year ended September 30, 2010  related to the costs being capitalized on the property.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

6.

Mineral Properties (continued)

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

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

-

$100,000 during the first year;

-

$200,000 during the second year;

-

$500,000 during the third year;

-

$500,000 during the fourth year.

The Company discontinued negotiations to enter into a definitive agreement on this property and has expensed $217,687 as mineral property impairment during the year ended September 30, 2010 related to the costs being capitalized on this property.

On January 5, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA.  Consideration includes a cash payment of $50,000 (paid) and the issuance of 500,000 shares (issued valued at $425,000 using market price of $0.85 per share).  In the event that the share price of the Company closes at less than $1.00, six to twelve months after the closing date of the Agreement, the Company shall issue on a one-time basis, an additional 200,000 shares.  On July 6, 2010, the price per share of the Company’s common stock closed at a price per share less than $1.00.  On August 12, 2010, the Company issued 200,000 shares of common stock as required under the agreement (valued at $146,000 using market price of $0.73 per share).  A 2% NRR is payable to the vendor with the provision that the Company can buyback the NRR for $2 million.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

6.

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

On June 10, 2010, the Company entered into an property option agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) whereby JOGMEC can earn a 40% interest in certain mineral claims located in Nevada, USA owned by the Company.  Terms of the agreement include staged work commitments totaling $4,000,000 over three years.   JOGMEC also has the option to terminate the agreement with 30 days notice after expending $600,000.  As of December 31, 2010 JOGMAC has advanced the Company $1,047,081 for work commitments.  The $1,047,081 advance has been recorded as a deposit liability on property option.

Mineral properties costs are summarized below:	As of December 31,	As of September 30,
	2010	2010
Acquisition Costs
Cash	$ -	$ 191,600
Value of shares issued	-	2,441,000
	-	2,632,600

Exploration Costs
Exploration bond	$ 14,237	$ -
Assays and geochemical analysis	5,226	-
Equipment rental	10,334	-
Drilling	185,231
Exploration	44,553	175,000
Claim maintenance, licenses, and legal	47,347	-
Consulting	32,500	47,645
Gravity survey	-	76,641
Salaries and wages	51,500	-
Miscellaneous	214	(37,000)
Travel and accommodation	17,188	11,359
	408,330	273,645

Total costs incurred during the period	$ 408,330	$ 2,906,245
Balance of costs, beginning of period	2,861,604	468,655
Less costs expensed during period	(452,866)	-
Less costs held as deposit	(14,237)	-
Less costs written down during period	-	(513,296)
Balance of costs, end of period	$ 2,802,831	$ 2,861,604

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

7.

Capital Stock

Authorized

The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding

The total issued and outstanding capital stock is 53,190,740 common shares with a par value of $0.001 per common share.

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

December 31, 2010

(Unaudited)

7.

Capital Stock (continued)

xii.

On January 11, 2010, a total of 1,700,000 common shares were issued for properties with a fair value of $1,870,000.

xiii.

On February 4, 2010, 50,000 common shares were issued pursuant to the exercise of stock options for cash proceeds of $30,000.

xiv.

On August 12, 2010, a total of 200,000 common shares were issued in connection with the agreement to acquire mineral claims locates in Nevada, USA, with a fair value of $146,000.

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

xvii.

During the year ended September 30, 2010, the Company had issued 1,650,000 stock options to various individuals with a value of $1,402,500 all of which were exercised during the year. As of September 30, 2010, a total of 1,200,000 stock options valued at $1,020,000 had been cancelled by the Company. A total of 450,000 stock options valued at $382,500 remain as a subscription receivable as of December 31, 2010.

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

December 31, 2010

(Unaudited)

7.

Capital Stock (continued)

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

December 31, 2010

(Unaudited)

7.

Capital Stock (continued)

During the year ended September 30, 2010, a total of 8,800,000 options were granted.  The Company recognized stock based consulting expenses totalling $9,066,704 which was charged to operations.  The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model.  The following assumptions were used in estimating the fair value:

Expected volatility	83.59% - 153.41%
Expected life	1 to 5 years
Risk-free interest rate	0.41 – 2.62
Dividend yield	-

At December 31, 2010, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
50,000	$0.85	August 20, 2014
1,300,000	$0.85	November 4, 2014
500,000	$0.85	December 29, 2014
325,000	$0.85	March 4, 2015
825,000	$0.85	April 1, 2015
1,300,000	$1.00	April 23, 2015
3,100,000	$0.925	May 17, 2015
7,400,000

The Company’s stock option activity is presented below:

		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Balance, September 30, 2009	550,000	$0.83	1.28
Exercised	(50,000)	$0.64	-
Expired	(500,000)	$0.85	-
Exercised	(450,000)	$0.85	-
Cancelled Granted	(1,000,000) 8,850,000	$0.90	4.06

Balance, September 30, 2010	7,400,000	$0.91	4.54

Balance, December 31, 2010	7,400,000	$0.91	4.21

Exercisable at December 31, 2010	7,400,000

Stock based compensation on shares vested and exercisable during the periods ended December 31, 2010 and 2009 is $nil and $1,209,398, respectively.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

7.

Capital Stock (continued)

At December 31, 2010, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,250,000	$0.50	July 14, 2011
1,388,889	$0.54	September 2, 2011
1,111,110	$1.50	October 6, 2011
3,749,999

The Company’s share purchase warrants activity for the year ended September 30, 2010 and period ended December 31, 2010 is summarized as follows:

	Number of Warrants	Weighted average exercise Price per share	Weighted average remaining In contractual life (in years)

Balance, September 30, 2009	1,250,000	$0.50	1.79
Issued	2,499,999	$0.96	0.96

Balance, September 30, 2010	3,749,999	$0.97	0.90
Balance, December 31, 2010	3,749,999	$0.97	0.65

All warrants are exercisable as at December 31, 2010.

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

As of December 31, 2010 and September 30, 2010, a total of $3,593 and $8,123, respectively was advanced to a company owned by a senior officer for rent, office, and administrative expenses.

As of December 31, 2010 and September 30, 2010, advances totalling $69,877 and $69,877, respectively was payable to a former director of the Company. The amount is unsecured, non interest bearing and is due on demand.

During the periods ended December 31, 2010 and 2009 and from inception (March 10, 2005) to December 31, 2010, management fees of $nil, $3,000 and $18,000, respectively, were payable to a former director of the Company.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

8.

Related Party Transactions (continued)

During the periods ended December 31, 2010 and 2009 and from inception (March 10, 2005) to December 31, 2010, consulting fees totalling $63,750 and $59,291 and $468,498 have been paid to senior officers of the Company.

During the periods ended December 31, 2010 and 2009 and from inception (March 10, 2005) to December 31, 2010, management fees totalling $45,000 and $20,000 and $267,000 have been paid to senior officers of the Company.

During the year ending September 30, 2010, the Company advanced $25,000 to a senior officer.  This amount is repayable upon demand.  This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence.  The Company has also advanced $34,498 to a senior officer for expenses.  The Company has recorded the aggregate of the amounts totalling $59,498 as a reduction of stockholders’ equity.

9.

Office Lease

On April 1, 2010, the Company entered into a premises sublease for a three year period expiring June 30, 2013, at a basic rent of $8,832 CDN (approximately $8,500 US) effective July 31, 2010.  Future minimum lease payments over the next five years are as follows:

Year	Lease $
2011	$102,000
2012	$102,000
2013	$76,500
2014	-
2015	-

Total	$280,500

As of December 31, 2010 and 2009, total rent expense was $28,851 and $19,232, respectively.

10.

Convertible Note Payable

On September 2, 2010, the Company issued a promissory convertible note in the amount of $750,000 to an unrelated third party in an arm’s length transaction secured by the Company’s mineral claims in Nevada and a Security Agreement (8K filed September 8, 2010).  The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months.  Should the Company default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand.  The Company is currently in default of certain covenants related to the promissory convertible note due to the advances to a senior officer of $59,498 which is in contravention of SOX 402.   As a result, the Company has classified the promissory convertible note as a current liability and has accrued interest payable on the note at 12% per annum.  The Company has disclosed the default to the holder of the note and is requesting a waiver of the specific. The Company can provide no assurance such waiver will be granted. At the investor’s option, the note principal and accrued interest can be converted to shares of the Company at a fixed price of $0.54.

American Lithium Minerals, Inc.

(An Exploration Stage Company)

Notes to Interim Financial Statements

(Expressed in U.S. Dollars)

December 31, 2010

(Unaudited)

10.

Convertible Note Payable (continued)

A total of 1,388,889 warrants exercisable at $0.54, expiring September 2, 2011 were issued.  The Company has determined the fair value of the warrants issued as $252,305 using the Black Scholes valuation model.  The fair value of the warrants has been accreted and is being amortized over the life of the warrants (1 year).  As at December 31, 2010, $82,950 has been amortized and expensed as interest.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable.  The Company has determined the note, with a face value of $750,000, to have a beneficial conversion feature of $224,528.  The beneficial conversion feature has been accreted and is being amortized over the life of the note (5 years).  As at December 31, 2010, $14,763 had been amortized and expensed as interest.  The beneficial conversion feature is valued under the intrinsic value method.

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

Item 2.

Management's Discussion and Analysis of Financial Condition and

Results of Operations

Plan of Operation

Our plan of operation for the next twelve months is to carry out exploration work on our recently acquired properties located in Nevada and to continue to review other potential acquisitions in the resource and non-resource sectors.

We anticipate spending approximately $1,000,000 on administrative fees, including fees we will incur in complying with reporting obligations.

As of December 31, 2010, we had a working capital deficiency of $1,126,132 compared to a working capital deficiency of $230,493 as at September 30, 2010.

We currently do not have sufficient funds on hand to cover our anticipated expenses for the next 12 months.  We anticipate that additional funding will be required in the future in the form of equity financing from the sale of our common stock or from director loans.  However, we do not have any arrangements in place for any future equity financing.

Results of Operations for Period Ending December 31, 2010 and 2009

We did not earn any revenues during the three-month periods ended December 31, 2010 or December 31, 2009.  We incurred total operating expenses of $784,950 during the three months ended December 31, 2010 compared to $1,419,970 during the three months ended December 31, 2009, consisting of general and administrative expenses, legal and accounting fees, consulting fees, management fees, promotion and shareholder relations, stock based compensation and mineral property expenditures.

For the three months ended December 31, 2010, general and administrative expenses were $111,420 ($59,241 – December 31, 2009), consulting fees were $27,951 ($Nil – December 31, 2009) and consulting fees to related parties were $63,750 ($59,291– December 31, 2009), legal and accounting were $23,429 ($16,540 – December 31, 2009), management fees were $45,000 ($23,000 – December 31, 2009), promotion and shareholder relations was $70,534 ($52,500 – December 31, 2009), and stock based compensation was $Nil ($1,209,398 – December 31, 2009).  For the period from inception (March 10, 2005) through December 31, 2010, general and administrative expenses were $507,952, consulting fees

2

were $118,579 and consulting fees to related parties were $468,498, legal and accounting were $274,239, management fees were $285,000, promotion and shareholder relations were $266,794, rent expense was $7,600, stock based compensation was $9,132,364, mineral property expenditures were $461,866 and mineral property impairment was $513,296.

Our expenses decreased by $635,020 during the three months ended December 31, 2010, compared to the three months ended December 31, 2009, largely due to stock based compensation of $1,209,398 incurred during the three months ended December 31, 2009 ($Nil – December 31, 2010).  General and administrative expenses, consulting fees, management fees, promotion and shareholder relations, and legal and accounting fees were higher during the quarter ended December 31, 2010 as compared to 2009  due to increased activity related to our acquisition of mineral properties and corresponding increase in activity.

During the three months ended December 31, 2010, we incurred a net loss of $882,363, which resulted in an accumulated deficit of $12,152,837.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Capital Resources

At December 31, 2010, we had total assets of $3,433,225, compared to $3,377,856 as at September 30, 2010.  We had total liabilities recorded at $1,706,963 as of December 31, 2010, compared to $709,733 as at September 30, 2010.

We had cash and cash equivalents of $482,937 as of December 31, 2010, compared to cash and cash equivalents of $425,794 at September 30, 2010.

During the three months ended December 31, 2010 we did not issue any securities.  During the three months ended December 31, 2009, we raised an aggregate of $999,999 by the issuance of 740,740 units at a price of $1.35 per unit by way of a private placement.  Each unit consists of one common share in the Company and one and one-half non-transferable common share purchase warrant.  Each whole common share purchase warrant entitles the holder thereof to purchase one share of common stock, exercisable for a period of twenty four months, at an exercise price of $1.50 per share.

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

None.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.

Controls and Procedures

(a)

Evaluation of disclosure controls and procedures

An evaluation was carried out under the supervision and with the participation of our management, including our Chief Financial Officer and Chief Executive officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report on Form 10-Q.  Disclosure controls and procedures are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-Q, is recorded, processed, summarized and reported, within the time period specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and is communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.  Based on that evaluation, our management concluded that, as of December 31, 2010, our disclosure controls and procedures were not effective.

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

Hugh Aird, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2010 due to the material weaknesses described below.

Material Weaknesses

1.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.”  Based on this assessment, management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on this framework.

Management evaluated the impact of ineffective control over financial reporting and concluded that the control deficiency represented a material weakness.

2.

In connection with the audit of our financial statements for the year ended September 30, 2010, our independent registered public accounting firm, DeJoya Griffith & Company, LLC, reported to our Board of Directors that they observed inadequate review and approval of certain aspects of the accounting process that they considered to be a material weakness in internal control.

After a review of our current review and approval of certain aspects of the accounting process, management concluded that the inadequate review and approval process represented a material weakness.

3.

Our Management noted an additional Material Weakness resulting from the following:

a.

During the year ended September 30, 2010, the Company gave an advance of $25,000 to a Senior Officer. It was determined the advance was in contravention of SOX 402 and the Company implemented strict internal controls to avoid a future occurrence.

b.

During the Quarter ended December 31, 2010, the Company paid personal expenses for the same Senior Officer in the amount of $34,498 for which the Company expects to be repaid.

Management determined that the strict internal controls implemented were not effective.

(c)

Changes in Internal Control over Financial Reporting

We have implemented or will be implementing changes in our internal controls that have materially affected or are reasonably likely to materially affect our internal control over financial reporting in order to remediate the material weaknesses identified above.  We have commenced the following, which correspond to the two material weaknesses identified above.

1.

In connection with the ineffective assessment of our internal control over financial reporting, management plans to hire additional resources to perform our internal audit and assist with SEC compliance for purposes of all future reporting.

2.

In connection with the reported inadequate review and approval of certain aspects of the accounting process, management has reiterated our current review and approval processes, to ensure that all accounting reconciliations and journal entries are reviewed and approved on a timely basis.

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

We did not issue any securities during the quarter ended December 31, 2010.

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

February 18, 2011

AMERICAN LITHIUM MINERALS, INC.

/s/ Hugh Aird

Hugh Aird,

Chief Executive Officer and

Chief Financial Officer

3