Form 10-Q
period 2011-03-31
AMERICAN LITHIUM MINERALS, INC.
filed 2011-06-24
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 333-132648

AMERICAN LITHIUM MINERALS, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1049972
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

130 King Street West, Suite 3670, Toronto, Ontario, Canada	M5X 1A9
(Address of principal executive offices)	(Zip Code)

416.214.5640
(Registrant’s telephone number, including area code)

N/A
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

[ X ] YES [   ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[   ] YES [   ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act

[   ] YES [ X ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

[   ] YES [   ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

57,915,740 common shares issued and outstanding as of June 16, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and six month periods ended March 31, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of 31	As of 30
	March	September
	2011	2010
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$45,168	$425,794
Advance to related party (Note 8)	2,913	8,123
Tax recoverable	38,433	-
Prepaids	26,199	20,323

Total current assets	112,713	454,240

Fixed assets (Note 4)
Computer equipment and office furniture - net of depreciation	14,841	17,032
Total fixed assets	14,841	17,032

Other assets
Website - net of amortization (Note 5)	9,647	10,828
Mineral claims (Note 6)	2,802,831	2,861,604
Total other assets	2,812,478	2,872,432

Long term assets
Deposits and bond	33,389	9,152

TOTAL ASSETS	$2,973,421	$3,352,856

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$98,893	$76,929
Bank overdraft	18,882	-
Due to related party (Note 8)	69,877	69,877
Deposit on property option	1,705,587	260,000
Convertible note payable, net of unamortized debt discount of $305,833 and $454,031, respectively (Note 10)	444,167	295,969
Interest payable on convertible note	14,458	6,958

Total current liabilities	2,351,864	709,733

TOTAL LIABILITIES	2,351,864	709,733

Stockholders’ equity

Common stock (Note 7): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of March 31, 2011 and September 30, 2010: 58,940,740 and 53,190,740, respectively	58,941	53,391
Additional paid-in capital	16,748,248	14,267,706
Subscriptions receivable	-	(382,500)
Related party receivables, senior officer (Note 8)	(74,224)	(25,000)
Deficit accumulated during the exploration stage	(16,111,408)	(11,270,474)

Total stockholders’ equity	621,557	2,643,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,973,421	$3,352,856

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

					From inception
	For the three	For the three	For the six	For the six	(10 March
	months ended	months ended	months ended	months ended	2005) to 31
	31 March 2011	31 March 2010	31 March 2011	31 March 2010	March 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 6)	784,757	-	1,227,623	-	1,246,623
Mineral property impairment	-	-	-	-	513,296
Consulting fee – related party (Note 8)	47,078	60,000	110,828	119,291	515,576
Consulting fees – stock compensation	2,868,592	3,254,392	2,868,592	4,463,790	12,000,956
Consulting fees	23,562	60,628	51,513	60,628	142,141
General and administrative	73,790	66,996	185,210	126,238	581,742
Legal and accounting	22,107	21,443	45,536	37,983	296,346
Management fees – related party (Note 8)	45,000	33,000	90,000	56,000	330,000
Promotion and shareholder relations	20,400	31,500	90,934	84,000	287,194
Rent expense – related party (Note 8)	-	-	-	-	7,600

Total expenses	3,885,286	3,527,959	4,670,236	4,947,930	15,921,474

Other expenses (income)
Interest income	-	(707)	-	(2,327)	(3,524)
Gain on extinguishment of accrued liability	-	-	-	-	(8,500)
Interest and debt discount expense on convertible note	73,285	-	170,698	-	201,958

Net loss	$3,958,571	$3,527,252	$4,840,934	$4,945,603	$16,111,408

Basic earnings per common share	$(0.07)	$(0.06)	$(0.09)	$(0.08)

Weighted average number of common shares basic	53,600,409	53,159,762	53,817,144	51,815,496

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the six	For the six
	months ended	months ended	From inception
	31 March	31 March	(10 March 2005)
	2011	2010	to 31 March 2011

Cash flows from operating activities
Net loss	$(4,840,934)	$(4,945,603)	$(16,111,408)
Adjustments to reconcile net loss to net cash used in operating activities
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 8)	-	-	32,000
Non-cash gain on extinguishment of accrued liability	-	-	8,500
Depreciation and amortization	3,372	97	5,977
Stock based compensation expense	2,868,592	4,463,790	12,000,956
Amortization of debt discount & accretion of warrants fair value	148,198	-	171,000
Mineral property impairment	-	-	513,296
Changes in operating assets and liabilities
Increase to accrued interest	7,500	-	14,458
Increase in tax recoverable	(38,433)	-	(38,433)
Increase in prepaid expenses	(5,876)	(19,174)	(26,199)
(Increase) decrease in advance to related party	5,210	(5,835)	(2,913)
(Increase) in deposit and bond	(24,237)	(10,000)	(33,389)
Increase (decrease) in accounts payable	21,964	490	90,393

Net cash used in operating activities	(1,854,644)	(516,235)	(3,337,362)

Cash flows from investing activities:
Advances on related party receivables, senior officer	(49,224)	(25,000)	(74,224)
Acquisition of fixed assets and website development	-	(1,751)	(30,465)
Cash proceeds received on property deposit	1,445,587	-	1,705,587
Purchase of mineral claims and exploration	58,773	(217,801)	(562,627)

Net cash provided by (used in) investing activities	1,455,136	(244,552)	1,038,271

Cash flows from financing activities
Proceeds from convertible note	-	-	750,000
Bank overdraft	18,882	-	18,882
Due to related party	-	6,000	69,877
Common shares issued for cash	-	-	1,505,500

Net cash provided by financing activities	18,882	6,000	2,344,259

(Decrease) increase in cash and cash equivalents	(380,626)	(754,787)	45,168

Cash and cash equivalents, beginning of period	425,794	1,232,712	-

Cash and cash equivalents, end of period	$45,168	$477,925	$45,168

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,000	$-	$-
Non – cash investing and financing activities:
Beneficial conversion feature	$-	$-	$224,528
Financing costs associated with warrants	$-	$-	$252,305
Common stock issued to satisfy common stock payable	$-	$-	$1,000,000
Cancellation of subscriptions receivable	$382,500	$-	$382,500
Stock issued for mineral property	$-	$2,295,000	$2,607,500

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Notes to the Financial Statements
(Expressed in U.S. Dollars)
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

On May 7, 2010, the Company was registered under the Extra-Provincial Corporations Act in Ontario, Canada.

Going Concern
The Company’s financial statements as at March 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the periods ended March 31, 2011 and 2010 of $4,840,934 and $4,945,603, respectively, and has working capital deficit of $2,239,151 and $255,493 at March 31, 2011 and September 30, 2010, respectively.

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

At March 31, 2011, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

Nature of Operations (cont’d)

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To March 31, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

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

Certain reclassifications have been made in the prior year’s financial statements to conform to the presentation used in fiscal year 2011. More specifically, a due from related party, previously classified as a current asset, was reclassified as a contra account to Stockholders’ equity. Additionally, Cash proceeds received on property deposit and purchase of mineral claims and exploration, previously reported on a net basis, are reported separately on the statement of cash flows.

These reclassifications did not affect the reported net loss for prior year.

4.	Fixed Assets

The Company’s fixed assets consist of the following:

	31 March	30 September
	2011	2010
Computer	$4,878	$4,878
Office furniture	13,774	13,774
	18,652	18,652
Less - accumulated depreciation	(3,811)	(1,620)
Net fixed assets	$14,841	$17,032

Depreciation of $2,191 and $nil is included in general and administrative expenses in the statement of operations for the periods ended March 31, 2011 and September 30, 2010, respectively.

5.	Website

	31 March	30 September
	2011	2010
Website	$11,813	$11,813
Less - accumulated amortization	(2,166)	(985)
Net website	$9,647	$10,828

Amortization expense of $1,181 and $92 is included in general and administrative expenses in the statement of operations for the periods ended March 31, 2011 and September 30, 2010, respectively.

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

6.	Mineral Properties (continued)

Pursuant to a mineral property purchase agreement dated June 15, 2009, the Company acquired an option to acquire a 100% interest in 88 unpatented mining claims in Esmeralda County, Nevada, U.S.A, subject to a 3% Net Value Royalty. Consideration for the property is as follows:

Cash payments of:

  $5,000 upon the execution of a letter of intent on April 29, 2009, (paid);

  $56,000 upon execution of the agreement (paid);

  $18,000 upon presentation of a receipt for payment of the filing and claim maintenance fees;

  $35,000 on or before June 15, 2010; (see below)

  $50,000 on or before June 15, 2011;

  $100,000 on or before June 15, 2012;

  $100,000 on or before June 15, 2013.

Shares to be issued:

  250,000 common shares on execution of the agreement; (issued, valued at $120,000 using the market price of $0.48 per share)

  250,000 common shares on or before June 15, 2010; and (see below)

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

The Company has a commitment to incur $2,000,000 in exploration expenditures within five years of the agreement as follows:

  $100,000 during the first year;

  $200,000 during the second year;

  $500,000 during the third year;

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

  $32,500 upon execution of the purchase agreement;

  $50,000 on or before the first year anniversary;

  $100,000 on or before the second year anniversary;

  $100,000 on or before the third year anniversary;

  $100,000 on or before the fourth year anniversary.

Shares to be issued:

  250,000 common shares on execution of the letter of intent; (issued valued at $120,000 using the market price of $0.48 per share)

  250,000 common shares on or before first year anniversary;

  250,000 common shares on or before second year anniversary; and

  250,000 common shares on or before third year anniversary.

The Company has the right to purchase up to two percent (2%) of the Net Value Royalty, in whole percentage points, for $1,000,000.

The Company has a commitment to incur $1,300,000 in exploration expenditures within four years of the agreement as follows:

  $100,000 during the first year;

  $200,000 during the second year;

  $500,000 during the third year;

  $500,000 during the fourth year.

The Company discontinued negotiations to enter into a definitive agreement on this property and has expensed $217,687 as mineral property impairment during the year ended September 30, 2010 related to the costs being capitalized on this property.

On January 5, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA. Consideration includes a cash payment of $50,000 (paid) and the issuance of 500,000 shares (issuance valued at $425,000 using market price of $0.85 per share). In the event that the share price of the Company closes at less

6.	Mineral Properties (continued)

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

On January 11, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada, USA. Consideration includes a cash payment of $40,000 (paid) and the issuance of 500,000 shares (issuance valued at $550,000 using the market price of $1.10 per share). A 2% NRR is payable to the vendor with a provision that the Company can purchase 1% back for $1 million.

On January 11, 2010, the Company entered into an agreement to acquire a 100% interest in mineral claims located in Nevada and Utah, USA. Consideration includes a cash payment of $40,000 (paid) and the issuance of 1,200,000 shares (issuance valued at $1,320,000 using the market price of $1.10 per share). A 2% NRR is payable to the vendor with a provision that the Company can purchase 1% back for $1 million.

On June 10, 2010, the Company entered into a property option agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) whereby JOGMEC can earn a 40% interest in certain mineral claims located in Nevada, USA owned by the Company. Terms of the agreement include staged work commitments totaling $4,000,000 over three years. JOGMEC also has the option to terminate the agreement with 30 days notice after expending $600,000. As of March 31, 2011 JOGMEC has advanced the Company $1,705,587 for work commitments. The $1,705,587 advance has been recorded as a deposit liability on property option.

6.	Mineral Properties (continued)

Mineral properties costs are summarized below:

	As of	As of
	March 31,	September 30,
	2011	2010
Acquisition Costs
Cash	$-	$191,600
Value of shares issued	-	2,441,000
	-	2,632,600
Exploration Costs
Exploration bond	$14,237	$-
Assays and geochemical analysis	150,753	-
Equipment rental and supplies	19,855	-
Drilling	587,629
Exploration	79,207	175,000
Claim maintenance, licenses, and legal	96,332	-
Consulting	70,204	47,645
Gravity survey	-	76,641
Salaries and wages	136,492	-
Miscellaneous	214	(37,000)
Travel and accommodation	38,164	11,359
	1,193,087	273,645

Total costs incurred during the period	$1,193,087	$2,906,245
Balance of costs, beginning of period	2,861,604	468,655
Less costs expensed during period	(1,237,623)	-
Less costs held as deposit	(14,237)	-
Less costs written down during period	-	(513,296)
Balance of costs, end of period	$2,802,831	$2,861,604

7.	Capital Stock

Authorized
The total authorized capital is 75,000,000 common shares with a par value of $0.001 per common share.

Issued and outstanding
The total issued and outstanding capital stock is 58,940,740 common shares with a par value of $0.001 per common share.

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

xvii.

During the year ended September 30, 2010, the Company had issued 1,650,000 stock options to various individuals with a value of $1,402,500 all of which were exercised during the year. As of September 30, 2010, a total of 1,200,000 stock options valued at $1,020,000 had been cancelled by the Company. A total of 450,000 stock options valued at $382,500 previously recorded as subscription receivable has been cancelled as of March 31, 2011.

xviii.

On March 28, 2011, the Company issued a total of 6,000,000 shares with a fair value of $0.29 per share to a director and consultants in consideration for services. These shares were subsequently cancelled and returned to treasury on April 6, 2011.

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

On March 22, 2011, the Board of Directors of the Company ratified and approved an amendment of the terms of the 2009 and 2010 Stock Option Plans (the “Plans”) for the Company. In the event an optionee ceases to be employed by or to provide services to the Company for reasons other than cause, any Stock Option that is vested and held by such optionee may be exercised until the earlier of five years following the termination of the optionee’s employment or services or until the expiration date of the applicable option. The Company also cancelled all the outstanding stock options issued under the Plan and granted a total of 8,875,000 incentive stock options to directors and consultants of the Company at $0.30 expiring March 22, 2021. Directors and consultants who held options under earlier Plans were granted a total of 7,025,000 options with the modified terms. On March 23, 2011, the Company filed a Form S-8 to register these shares.

7.	Capital Stock (continued)

On March 24, 2011, the Company entered into consulting agreements with a director and consultants whereby the Company would issue a total of 6,000,000 shares at a fair value of $0.29 per share in consideration for services. The shares were issued on March 28, 2011 and were subsequently cancelled on April 6, 2011.

During the six months ended March 31, 2011 and the year ended September 30, 2010, a total of 8,875,000 and 8,800,000 options were granted respectively. During the six months ended March 31, 2011, the Company cancelled all stock options previously outstanding and issued 1,850,000 options valued at $547,415 and 7,025,000 modified options had an estimated incremental fair value resulting from the modification of these options of $581,178. A total of $1,128,593 has been recognized as stock based consulting expenses for the six months ended March 31, 2011 and $9,066,704 for September 30, 2010 which was charged to operations. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model. The following assumptions were used in estimating the fair value:

	March 31, 2011	September 30, 2010

Expected volatility	152%	83.59% - 153.41%
Expected life	10 years	1 to 5 years
Risk-free interest rate	3.34	0.41 – 2.62
Dividend yield	-	-

At March 31, 2011, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
8,875,000	$0.30	March 22,2021
8,875,000

The Company’s stock option activity is presented below:

		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life
Balance, September 30, 2009	550,000	$0.83	1.28
Exercised	(50,000)	$0.64	-
Expired	(500,000)	$0.85	-
Exercised	(450,000)	$0.85	-
Cancelled	(1,000,000)
Granted	8,850,000	$0.90	4.06

Balance, September 30, 2010	7,400,000	$0.91	4.54

Cancelled	(7,400,000)	$0.91
Granted	8,875,000	$0.30

Balance, March 31, 2011	8,875,000	$0.30	10.00

Exercisable at March 31, 2011	8,875,000

7.	Capital Stock (continued)

Stock based compensation on options vested and exercisable during the periods ended March 31, 2011 and 2010 is $1,128,593 and $4,463,790, respectively.

At March 31, 2011, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date

1,250,000	$0.50	July 14, 2011
1,388,889	$0.54	September 2, 2011
1,111,110	$1.50	October 6, 2011
3,749,999

The Company’s share purchase warrants activity for the year ended September 30, 2010 and six months ended March 31, 2011 is summarized as follows:

		Weighted	Weighted average
		average	remaining
	Number of Warrants	exercise	In contractual life (in
		Price per share	years)

Balance, September 30, 2009	1,250,000	$0.50	1.79
Issued	2,499,999	$0.96	0.96

Balance, September 30, 2010	3,749,999	$0.97	0.90
Balance, March 31, 2011	3,749,999	$0.97	0.40

All warrants are exercisable as at March 31, 2011.

8.	Related Party Transactions

During the year ended September 30, 2009, a former director of the Company advanced $32,000 to the Company. During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid-in capital.

As of March 31, 2011 and September 30, 2010, a total of $2,913 and $8,123, respectively was advanced to a company owned by a senior officer for rent, office, and administrative expenses.

As of March 31, 2011 and September 30, 2010, advances totalling $69,877 and $69,877, respectively was payable to a former director of the Company. The amount is unsecured, non interest bearing and is due on demand.

8.	Related Party Transactions (continued)

During the six months ended March 31, 2011 and 2010 and from inception (March 10, 2005) to March 31, 2011, management fees of $nil, $6,000 and $18,000, respectively, were payable to a former director of the Company.

During the six months ended March 31, 2011 and 2010 and from inception (March 10, 2005) to March 31, 2011, consulting fees totalling $110,828 and $119,291 and $515,576 have been paid to senior officers of the Company.

During the periods ended March 31, 2011 and 2010 and from inception (March 10, 2005) to March 31, 2011, management fees totalling $90,000 and $50,000 and $312,000 have been paid to senior officers of the Company.

On March 24, 2011, the Company entered into consulting agreements with senior officers and a consultant whereby the Company would issue a total of 6,000,000 shares at a fair value of $0.29 per share in consideration for services. The shares were issued on March 28, 2011 and were subsequently cancelled on April 6, 2011. See also Note 11 – Subsequent Events.

During the year ending September 30, 2010, the Company advanced $25,000 to a senior officer. This amount is repayable upon demand. This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence. The Company has also advanced $49,224 to a senior officer for expenses. The Company has recorded the aggregate of the amounts totalling $74,224 as a reduction of stockholders’ equity.

9.	Office Lease

On April 1, 2010, the Company entered into a premises sublease for a three year period expiring June 30, 2013, at a basic rent of $8,832 CDN (approximately $8,500 US) effective July 31, 2010. Future minimum lease payments over the next five years are as follows:

Year	Lease $
2011	$102,000
2012	$102,000
2013	$76,500
2014	-
2015	-

Total	$280,500

As of March 31, 2011 and 2010, total rent expense was $59,273 and $42,416, respectively.

10.	Convertible Note Payable

On September 2, 2010, the Company issued a promissory convertible note in the amount of $750,000 to an unrelated third party in an arm’s length transaction secured by the Company’s mineral claims in Nevada and a Security Agreement (8K filed September 8, 2010). The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months. Should the Company default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand. The Company is currently in default of certain covenants related to the promissory convertible note due to the advances to a senior officer of $74,224 which is in contravention of SOX 402. As a result, the Company has classified the promissory convertible note as a current liability and has accrued interest payable on the note at 12% per annum. The Company has disclosed the default to the holder of the note and is requesting a waiver of the specific event of default. The Company can provide no assurance such waiver will be granted. At the investor’s option, the note principal and accrued interest can be converted to shares of the Company at a fixed price of $0.54.

A total of 1,388,889 warrants exercisable at $0.54, expiring September 2, 2011 were issued. The Company has determined the fair value of the warrants issued as $252,305 using the Black Scholes valuation model. The fair value of the warrants has been accreted and is being amortized over the life of the warrants (1 year). As at March 31, 2011, $145,162 has been amortized and expensed as interest.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable. The Company has determined the note, with a face value of $750,000, to have a beneficial conversion feature of $224,528. The beneficial conversion feature has been accreted and is being amortized over the life of the note (5 years). As at March 31, 2011, $25,836 had been amortized and expensed as interest. The beneficial conversion feature is valued under the intrinsic value method.

11.	Subsequent Events

On April 6, 2011, a total of 6,000,000 shares issued March 28, 2011 pursuant to consulting agreements with senior officers and a consultant were cancelled and returned to treasury. A total of 6,000,000 shares had been issued pursuant to the above consulting agreements.

On April 6, 2011, the Company issued a promissory convertible note in the amount of $500,000 to an unrelated third party in an arm’s length transaction secured by the Company’s mineral claims in Nevada and a Security Agreement (8K filed April 7, 2011). The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months. Should the Company default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand. At the investor’s option, the note principal and accrued interest can be converted to shares of the Company at a fixed price of $0.27.

On April 7, 2011 the Company entered into an investment agreement and amended and restated security agreement (together the “Investment Agreements”) with one investor pursuant to which it received initial funding of $350,000 with an additional $150,000 having been agreed to follow upon the satisfaction of certain conditions including the following:

  the Company's receipt of new equity financing or new convertible debt financing from a third party(ies) in the aggregate amount of at least US $100,000; and

  the Company's completion and filing of a NI 43-101 compliant technical report with the TSX Venture Exchange by July 31, 2011.

Pursuant to the Investment Agreements the Company issued to the investor a secured convertible grid promissory note (the “2011 Note”), which is convertible into approximately 1,851,851 common shares, and 1,851,851 warrants with each warrant exercisable until April 6, 2012 to purchase one common share at a price of $0.27 per share. The 2011 Note bears interest at the rate of 4% per annum, payable every six months from the date of closing. The interest rate will increase to

11.	Subsequent Events (continued)

12% per annum if the Company’s fails to make scheduled interest payments. The principal amount of the investment is payable on August 31, 2015.

Also pursuant to the Investment Agreements the Company amended the terms of a secured convertible grid promissory note (the “2010 Note”) and warrant certificate issued in respect of a $750,000 investment in the Company made by the same investor in 2010. The amendment to the 2010 Note decreases the per share conversion price applicable to the $750,000 investment from $0.54 to $0.27 per share, so that the Company will be required to issue approximately 2,777,778 rather than 1,388,888 common shares upon conversion of the 2010 Note. The amendment to the warrant certificate decreases the exercise price of the 1,388,889 share purchase warrants issued in consideration of the $750,000 investment from $0.54 per share to $0.27 per share. The warrants expire on September 2, 2011. The principal amount of the 2010 Note continues to bear interest at 4% and remains payable on August 31, 2015. The interest rate on the 2010 Note will also increase to 12% per annum if the Company fails to make the scheduled biannual interest payments.

On May 5, 2011, the Company amended consulting agreements entered into on March 24, 2011 with consultants of the Company whereby the consideration payable has been reduced from 6,000,000 common shares to 4,425,000 common shares (8K filed May 11, 2011). A total of 1,800,000 shares were issued on April 6, 2011 and the balance of 2,625,000 common shares was issued, being the balance of shares payable under the amended terms.

On May 5, 2011, pursuant to settlement agreements, the Company issued a total of 200,000 common shares to consultants in consideration of investor relations and publicity services conducted during the year (8K filed May 11, 2011). The contract for publicity services commenced in May 2010 for a total consideration of $100,000 for a one year term.

On May 6, 2011, the Company issued a total of 350,000 common shares pursuant to the exercise of stock options at $0.30 per share for total proceeds of $105,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this current report and unless otherwise indicated, the terms “we”, “us”, “our" and “our company” mean American Lithium Minerals, Inc., unless otherwise indicated.

General Overview

Our company was incorporated in the State of Nevada on March 10, 2005, under the name Nugget Resources Inc. On March 2, 2009 we changed our name to American Lithium Minerals, Inc. and effected a 1 for 4 forward stock split of our common stock. Our authorized capital is 75,000,000 shares of common stock having a $0.001 par value.

Description of Business

We commenced operations as an exploration stage company. In August 2005 we acquired an interest in a 524,728 hectare mineral claim, known as the Raven property, located approximately 17 kilometers northeast of Princeton, in south central British Columbia. However, we were unable to maintain the mineral claim in good standing due to lack of funding and our interest in it expired.

Pursuant to a mineral property purchase agreement dated June 15, 2009 with GeoXplor Corp, a private arm’s length Nevada Company, we acquired an option to acquire a 100% interest in 88 unpatented mining claims in Esmeralda County, Nevada. The acquisition of the Esmeralda property was subject to a 3% royalty in respect of the sale or disposition of lithium carbonate or other lithium compounds and obligated us to incur $2,000,000 in exploration expenditures over 5 years. As partial consideration for the property we made payments totaling $61,000, and issued 250,000 common shares at a market price of $0.48 per share. We subsequently abandoned the option, electing not to pay the balance of the consideration payable, being $303,000 and 500,000 common shares. We expensed $295,609 as mineral property impairment during fiscal 2010 related to the costs being capitalized on the property.

Pursuant to a letter of intent dated August 30, 2009, we acquired an option to acquire a 100% interest in 50 mineral claims in Esmeralda County, Nevada, subject to a 3% Net Value Royalty. As consideration for the property we agreed to pay an aggregate of $402,500, to issue 1,000,000 common shares, and to incur 2,000,000 in exploration expenditures over five years. Having made cash payments of $20,000 and issued 250,000 common shares at a market price of $0.48 per share, we discontinued negotiations to enter into a definitive agreement and expensed $217,687 as mineral property impairment during fiscal 2010 related to the costs being capitalized on this property.

On January 5, 2010, we entered into an agreement with Gold Summit Corporation to acquire a 100% interest in five grassroots exploration brine project mineral claims located in Nevada, USA. Consideration paid included a cash payment of $50,000 and the issuance of 500,000 shares. In the event that our share price closed at less than $1.00, 6 to 12 months after the closing date of the agreement, we agreed to issue on a one-time basis, an additional 200,000 common shares. On July 6, 2010, the price per share of our common stock closed at a price per share of less than $1.00. On August 12, 2010, we issued 200,000 shares of common stock as required under this agreement (valued at $146,000 using market price of $0.73 per share). A 2% net revenue royalty (“NRR”) is payable to the vendor with the provision that we may buy back the NRR for $2 million.

We previously granted stock options to our directors, officers, consultants and employees pursuant to our 2009 Stock Plan. Certain stock option grants provided for vesting of the stock options over certain periods of time. On January 8, 2010 we entered into amended stock option agreements with four option holders to provide for the immediate vesting of their options, totaling options to purchase up to 2,550,000 shares of our common stock at an exercise price of $0.85 per share.

On January 11, 2010, we entered into a property acquisition agreement with Robert Craig, Barbra Anne Craig and Elizabeth Dickman to acquire a 100% interest in mineral claims located in Nevada, USA. Consideration paid included a cash payment of $40,000 and the issuance of 500,000 shares. A 2% NRR is payable to the vendor with a provision that we can purchase 1% back for $1 million.

On January 11, 2010, we entered into a property acquisition agreement with Nevada Alaska Mining Co., Robert Craig, Barbra Anne Craig and Elizabeth Dickman to acquire a 100% interest in mineral claims located in Nevada and Utah. Consideration paid included a cash payment of $40,000 and the issuance of 1,200,000 shares. A 2% NRR is payable to the vendor with a provision that we may purchase 1% back for $1 million.

On June 10, 2010, we entered into a property option agreement with Japan Oil, Gas and Metals National Corporation whereby Japan Oil may earn a 40% participating interest in our Borate Hills mineral claims located in Nevada. Terms of the agreement include staged work commitments totaling $4,000,000 over three years. Japan Oil also has the option to terminate the agreement with 30 days notice after incurring expenditures of $600,000. As of March 31, 2011 Japan Oil has advanced $1,705,587 to us in respect of work commitments under the option agreement.

On March 23, 2011, we completed certain amendments to our 2010 and 2009 Stock Option Plans and to outstanding stock options issued under those plans. The Stock Option Plans were amended to allow the exercise of options issued under such plan at any time within five (5) years following the termination of the optionee's employment or other relationship with our company, but, in no event later than the expiration date of the option. The option plans previously provided for a maximum exercise period of three (3) years in such circumstances. All previously granted and unexercised Stock Options under the plans were concurrently cancelled and reissued at an exercise price representative of the current market value of our common stock at the time of reissuance.

On March 24, 2011, we entered into consulting agreements with our chief executive officer, Hugh Aird, Judith Baker, and Steven Cook, regarding their respective management consulting services rendered to our company from March 31, 2010 to March 31, 2011. In consideration of the services, on March 28, 2011, we approved the issuance of 2,000,000 restricted common shares in our capital stock to each Mr. Aird, Ms. Baker, and Mr. Cook. The closing price of our common stock at the close of trading on the OTC Bulletin Board on March 24, 2011 was $0.29.

On April 7, 2011, we cancelled an aggregate of 6,000,000 shares of our common stock previously issued pursuant to the above described consulting agreements with our chief executive officer and chairman, Hugh Aird, Judith Baker, and Steven Cook. 600,000 shares were concurrently reissued to each of the three consultants (1,800,000 reissued in the aggregate).

On May 5, 2011 we entered into amended consulting agreements with our chief executive officer, Hugh Aird, Judith Baker, and Steven Cook. The amendment agreements reduce the compensation payable to each of the consultants pursuant to their respective consulting agreements with us. The compensation payable to each of the consultants was reduced from 2,000,000 to 1,475,000 shares each of our common stock. On May 5, 2011 we authorized the issuance of 875,000 common shares to each of the consultants, representing the balance of the compensation payable to them under the amended consulting agreements.

Also on May 5, 2011, we issued 100,000 common shares each to two consultants in consideration of certain investor relations and publicity services provided during 2011. 100,000 common shares were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933, and 100,000 common shares were issued to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On April 7, 2011 we entered into an investment agreement and amended and restated security agreement (together the “Investment Agreements”) with one non-US investor pursuant to which we received initial funding of $350,000 with an additional $150,000 having been agreed to follow upon the satisfaction of certain conditions including the following:

  our receipt of new equity financing or new convertible debt financing from a third party(ies) in the aggregate amount of at least US $100,000; and

  our completion and filing of a NI 43-101 compliant technical report with the TSX Venture Exchange by July 31, 2011.

Pursuant to the Investment Agreements we issued to the investor a secured convertible grid promissory note (the “2011 Note”), which is convertible into approximately 1,851,851 shares of our common stock, and 1,851,851 warrants with each warrant exercisable until April 6, 2012 to purchase one share of our common stock at a price of $0.27 per share. The 2011 Note bears interest at the rate of 4% per annum, payable every six months from the date of closing. The interest rate will increase to 12% per annum if we fail to make scheduled interest payments. The principal amount of the investment is payable on August 31, 2015.

Also pursuant to the Investment Agreements we amended the terms of a secured convertible grid promissory note (the “2010 Note”) and warrant certificate issued in respect of a $750,000 investment in our company made by the same investor in 2010. The amendment to the 2010 Note decreases the per share conversion price applicable to the $750,000 investment from $0.54 to $0.27 per share, so that we will be required to issue approximately 2,777,778 rather than 1,388,888 common shares upon conversion of the 2010 Note. The amendment to the warrant certificate decreases the exercise price of the 1,388,889 share purchase warrants issued in consideration of the $750,000 investment from $0.54 per share to $0.27 per common share. The warrants expire on September 2, 2011. The principal amount of the 2010 Note continues to bear interest at 4% and remains payable on August 31, 2015. The interest rate on the 2010 Note will also increase to 12% per annum if we fail to make the scheduled biannual interest payments.

As security for the performance of our obligations under the 2010 Note and the 2011 Note, we also granted the investor a first priority security interest and lien in substantially all of our personal property and certain of our mineral property interests.

The issuances of the promissory notes and warrants described above were conducted pursuant to Regulation S promulgated pursuant to the Securities Act of 1933, as amended (the “Securities Act”), to one “non-US person” as defined in Regulation S and otherwise complied with all of the requirements of Regulation S, the Securities Act, and any other applicable U.S. or foreign securities laws.

Plan of Operation

Our plan of operation for the next twelve months is to carry out exploration work on our recently acquired properties located in Nevada and to continue to review other potential acquisitions in the resource and non-resource sectors.

We anticipate spending approximately $900,000 on administrative fees, including fees we will incur in complying with reporting obligations.

As of March 31, 2011, we had a working capital deficiency of $2,239,151 compared to a working capital deficiency of $255,493 as at September 30, 2010.

We currently do not have sufficient funds on hand to cover our anticipated expenses for the next 12 months. We anticipate that additional funding will be required in the future in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing.

Results of Operations for Three Month Periods Ended March 31, 2011 and 2010 and for the Six Month Periods Ended March 31, 2011 and 2010.

We did not earn any revenues during the three and six-month periods ended March 31, 2011 or March 31, 2010.

	For the		For the six		From March
	three	For the three	months	For the six	10, 2005
	months	months ended	ended 31	months	(inception) to
	ended 31	31 March	March	ended 31	31 March
	March 2011	2010	2011	March 2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures	784,757	-	1,227,623	-	1,246,623
Mineral property impairment	-	-	-	-	513,296
Consulting fee – related party	47,078	60,000	110,828	119,291	515,576
Consulting fees – stock compensation	2,868,592	3,254,392	2,868,592	4,463,790	12,000,956
Consulting fees	23,562	60,628	51,513	60,628	142,141
General and administrative	73,790	66,996	185,210	126,238	581,742
Legal and accounting	22,107	21,443	45,536	37,983	296,346
Management fees – related party	45,000	33,000	90,000	56,000	330,000
Promotion and shareholder relations	20,400	31,500	90,934	84,000	287,194
Rent expense – related party	-	-	-	-	7,600

Total expenses	3,885,286	3,527,959	4,670,236	4,947,930	15,921,474

Other expenses (income)
Interest income	-	(707)	-	(2,327)	(3,524)
Gain on extinguishment of accrued liability	-	-	-	-	(8,500)
Interest and debt discount expense on convertible note	73,285		170,698		201,958

Net loss	$3,958,571	$3,527,252	$4,840,934	$4,945,603	$16,111,408

We incurred total operating expenses of $3,885,286 during the three months ended March 31, 2011 compared to $3,527,959 during the three months ended March 31, 2010, consisting of general and administrative expenses, legal and accounting fees, consulting fees, management fees, promotion and shareholder relations, stock based compensation and mineral property expenditures. We incurred total operating expenses of $4,670,236 during the six months ended March 31, 2011 compared to $4,947,930 for the same period in 2010. From inception (March 10, 2005) to March 31, 2011 we incurred total operating expenses of $15,921,474.

Mineral Property Expenditures

Mineral property expenditures for the three months and six months ended March 31, 2011 were $784,757 and $1,227,623, respectively, compared to $0 in mineral property expenditures for the same periods in 2010. The increase in mineral property expenditures resulted from our expensing of these expenditures in the current fiscal year. Mineral property expenses were capitalized during fiscal 2010 and therefore do not appear as expenditures. From inception (March 10, 2005) to March 31, 2011 we incurred total mineral property expenditures of $1,246,623.

Mineral Property Impairment

Mineral property impairment was $0 during the three and six months ended March 31, 2011 and during the same period in 2011. From inception (March 10, 2005) to 31 March 2011 we incurred total mineral property impairment expense of $513,296.

Consulting Fees – Related Party

Consulting fees for related parties decreased by $12,922 for the three month period ended March 31, 2011 to $47,078 from $60,000 for same period in 2010. Consulting fees for related parties decreased by $8,463 for the six month period ended March 31, 2011 to $110,828 from $119,291 for same period in 2010. The decrease of $8,463 was primarily due to a reduction in advances made to related party consultant for expenses. From inception (March 10, 2005) to March 31, 2011 we incurred total consulting fees for related parties of $515,576.

Consulting Fees – Stock Compensation

Consulting fees for stock compensation decreased by for the three month period ended March 31, 2011 to $2,868,592 from $3,254,392 for the three month period ended March 31, 2010. Consulting fees for stock compensation decreased by $1,595,198 for the six month period ended March 31, 2011 to $2,868,592 from $4,463,790 during the same period in 2010. The decrease of $1,595,198 resulted from an adjustment in stock based compensation expense to reflect the re-issuance of previously granted options under our S-8 compensation plans. From inception (March 10, 2005) to March 31, 2011 we incurred total consulting fees for stock compensation of $12,000,956.

Consulting Fees

Consulting fees decreased by $9,115 for the six month period ended March 31, 2011 to $51,513 from $60,628 for the same period in 2010. Consulting fees during the three months ended March 31, 2011 were $23,562. The increase in consulting fees was primarily due to a one-time consulting fee paid during the six months ended March 31, 2010. From inception (March 10, 2005) to March 31, 2011 we incurred total consulting fees of $142,141.

General and Administrative

General and administrative expenses relating to operations increased by $6,794 for the three month period ended March 31, 2011 to $73,790 from $66,996 for the three month period ended March 31, 2010. For the six months ended March 31, 2011, general and administrative expenses relating to operations increased by $58,972 to $185,210 from $126,238 for same period in 2010. The increase was primarily due to increased fundraising activities. From inception (March 10, 2005) to March 31, 2011 we incurred total general and administrative expenses of $581,742.

Legal and Accounting

Legal and accounting expenses increased $664 for the three month period ended March 31, 2011 to $22,107 from $21,443 for the three month period ended March 31, 2010. For the six month period ended March 31, 2011, legal and accounting expenses increased $7,553 to $45,536 from $37,983 for the same period in 2010. The increase was primarily due to increased financing activities. From inception (March 10, 2005) to March 31, 2011 we incurred total legal and accounting fees of $296,346.

Management Fees

Management fees increased $12,000 for the three month period ended March 31, 2011 to $45,000 from $33,000 for the three month period ended March 31, 2010. Management fees increased $34,000 for the six month period ended March 31, 2011 to $90,000 from $56,000 for the same period in 2010. The increase was primarily due to a change in management during late 2010. From inception (March 10, 2005) to March 31, 2011 we incurred total management fees of $330,000.

Promotion and Shareholder Relations

Promotion and shareholder relations decreased $11,100 for the three month period ended March 31, 2011 to $20,400 from $31,500 for the three month period ended March 31, 2010. Promotion and shareholder relations increased $6,934 for the six month period ended March 31, 2011 to $90,934 from $84,000 for the same period in 2010. The overall increase was primarily due to additional expenses incurred in relation to promotional activities. From inception (March 10, 2005) to March 31, 2011 we incurred total promotion and shareholder relations expenses of $287,194.

Rent Expenses

Rent expenses were $0 for the six month periods ended March 31, 2011 and March 31, 2010. From inception (March 10, 2005) to March 31, 2011 we incurred rent expense of $7,600.

Net Loss

During the three months and six months ended March 31, 2011, we incurred a net loss of $3,958,571 and $4,840,934, respectively, which resulted in an accumulated deficit of $16,111,408 as at March 31, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Financial Condition

At March 31, 2011, we had total assets of $2,973,421, compared to $3,352,856 as at September 30, 2010. We had total liabilities recorded at $2,351,864 as of March 31, 2011, compared to $709,733 as at September 30, 2010.

We had cash and cash equivalents of $45,168 as of March 31, 2011, compared to cash and cash equivalents of $425,794 at September 30, 2010.

Working Capital

	At	At
	March 31,	September 30,
	2011	2010
Current assets	$112,713	$454,240
Current liabilities	2,351,864	709,733
Working capital (deficit)	$(2,239,151)	$(255,493)

Cash Flows

	Three Month Period Ended
	March 31,	March 31
	2011	2010
Cash flows used in operating activities	$(1,854,644)	$(516,235)
Cash flows provided by (used in) investing activities	1,455,136	$(244,552)
Cash flows provided by financing activities	18,882	$6,000
Net decrease in cash during period	$(380,626)	$(754,787)

Operating Activities

Net cash used in operating activities was $1,854,644 for the six month period ended March 31, 2011 compared with cash used in operating activities of $516,235 in the same period in 2010. The $1,338,409 increase in net cash used in operating activities is attributable to expensing of exploration expenditures in 2011.

Investing Activities

Net cash provided by investing activities was $1,455,136 for the six month period ended March 31, 2011 compared to net cash used in investing activities of $244,552 in the same period in 2010. The $1,699,688 increase in cash provided by investing activities was mainly attributable to the conclusion of an investment agreement in April 2011.

Financing Activities

Net cash provided by financing activities was $18,882 for the six month period ended March 31, 2011 compared to $6,000 provided by financing activities during the same period in 2010.

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

Contractual Obligations

None.

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Basis of Presentation

The financial statements of our company have been prepared in accordance with accounting principles generally accepted in the United States of America applicable to exploration stage enterprises, and are expressed in U.S. dollars. Our company’s fiscal year end is September 30.

Mineral Property Costs

Our company has been in the exploration stage since its formation on March 10, 2005 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are charged to operations as incurred. Our company capitalizes costs for acquiring mineral properties and expenses costs to maintain mineral rights and leases as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. Such costs will be depleted using the units-of-production method over the estimated life of the probable reserve.

Although our company has taken steps to verify title to mineral properties in which it has an interest, according to the usual industry standards for the stage of exploration of such properties, these procedures do not guarantee our company’s title. Such properties may be subject to prior agreements or transfers and title may be affected by undetected defects.

Financial Instruments

The carrying value of cash, accounts payable and accrued liabilities, and due to related parties approximates their fair value because of the short maturity of these instruments. Our company’s operations are in Canada and virtually all of its assets and liabilities are giving rise to significant exposure to market risks from changes in foreign currency rates. Our company’s financial risk is the risk that arises from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, our company does not use derivative instruments to reduce its exposure to foreign currency risk.

Environmental Expenditures

The operations of our company have been, and may in the future, be affected from time to time, in varying degrees, by changes in environmental regulations, including those for future reclamation and site restoration costs. Both the likelihood of new regulations and their overall effect upon our company vary greatly and are not predictable. Our company’s policy is to meet or, if possible, surpass standards set by relevant legislation, by application of technically proven and economically feasible measures.

Income Taxes

Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Our company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Basic and Diluted Net Loss Per Share

Our company computes net loss per share in accordance with FASB ASC 260, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive and is not presented in the accompanying financial statements.

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

Stock Based Compensation

Our company records stock based compensation in accordance with the guidance in ASC Topic 718, which requires our company to recognize expense related to the fair value of its employee stock option awards. This eliminates accounting for share-based compensation transactions using the intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. Our company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

Our company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached in FASB ASC 505-10. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-10.

Risks and Uncertainties

Our company operates in the resource exploration industry that is subject to significant risks and uncertainties, including financial, operational, technological, and other risks associated with operating a resource exploration business, including the potential risk of business failure.

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

Long-Lived Assets

Our company accounts for its long-lived assets in accordance with FASB ASC 360-10, “Property, Plant and Equipment” which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. Our company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposal value.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

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

Hugh Aird, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2011 due to the material weaknesses described below.

Material Weaknesses

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2011. In making this assessment, our management used the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control – Integrated Framework.” Based on this assessment, management concluded that, as of March 31, 2011, our internal control over financial reporting was not effective based on this framework.

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

Our Management noted an additional material weakness resulting from the following:

(a)

During the year ended September 30, 2010, our company gave an advance of $25,000 to a senior officer. It was determined the advance was in contravention of SOX 402 and our company implemented strict internal controls to avoid a future occurrence.

(b)	During the quarter ended December 31, 2010, our company paid personal expenses for the same senior officer in the amount of $34,498 for which our company expects to be repaid.

(c)	During the quarter ended March 31, 2011, our company paid personal expenses for the same senior officer in the amount of $14,726 for which our company expects to be repaid.

Management determined that the strict internal controls implemented were not effective.

Changes in Internal Control

During the quarter ended March 31, 2011 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II- OTHER INFORMATION

Item 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, executive officers or affiliates, or any registered or beneficial stockholder, is an adverse party or has a material interest adverse to our interest.

Item 1A. Risk Factors

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On or about March 24, 2011, 2,000,000 common shares were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933, and 4,000,000 common shares were issued to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.The shares were issued pursuant to the terms of consulting agreements entered into with Judith Baker, Stephen Cook and Hugh Aird, our chairman, chief executive officer, chief financial officer and secretary.

On May 5, 2011 we amended the consulting agreements with Judith Baker, Stephen Cook and Hugh Aird, our chairman, chief executive officer, chief financial officer and secretary. The amendment agreements reduce the compensation payable to each of the consultants pursuant to their respective consulting agreements with us as first disclosed in our Current Report on Form 8-K filed on April 4, 2011. The compensation payable to each of the consultants was reduced from 2,000,000 to 1,475,000 shares of our common stock. We authorized the issuance of 875,000 common shares to each of the consultants, representing the balance of the compensation payable to them under the amended consulting agreements. Accordingly, 875,000 common shares were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933, and 1,750,000 common shares were issued to two non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Also on May 5, 2011 we issued 100,000 common shares each to two consultants in consideration of certain investor relations and publicity services provided during 2011. 100,000 common shares were issued to one U.S. person (as that term is defined in Regulation S of the Securities Act of 1933) relying on the exemptions from registration provided by Section 4(2) of the Securities Act of 1933 and upon Rule 506 of Regulation D of the Securities Act of 1933, and 100,000 common shares were issued to one non-US persons (as that term is defined in Regulation S of the Securities Act of 1933) in offshore transactions relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3. Defaults Upon Senior Securities

On September 2, 2010, we issued a promissory convertible note in the amount of $750,000 to an unrelated third party in an arm’s length transaction secured by our mineral claims in Nevada and a Security Agreement (8K filed September 8, 2010). The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months. Should we default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand. We are currently in default of certain covenants related to the promissory convertible note due to the advances to a senior officer of $74,224 which is in contravention of SOX 402. As a result, we have classified the promissory convertible note as a current liability and have accrued interest payable on the note at 12% per annum. We have disclosed the default to the holder of the note and are requesting a waiver of the specific event of default. We can provide no assurance such waiver will be granted. At the investor’s option, the note principal and accrued interest can be converted to shares of common stock at a fixed price of $0.54.

Item 4. [Removed and Reserved]

Item 5. Other Information

On April 6, 2011, we accepted the resignation of Ann Dumyn as secretary of our company. Ms. Dumyn’s resignation was accepted with effect from November 12, 2010 when she ceased to exercise any authority on behalf of our company. Also on April 6, 2011, we accepted the resignation of Chris Hobbs as our chief financial officer and as a director of our company. Mr. Hobbs’s resignation was accepted with effect from January 12, 2011 when he ceased to exercise any authority, audit or certification duties on behalf of our company. Concurrently, we appointed Hugh Aird, as our chief executive officer and chairman of our board of directors, to serve as secretary and chief financial officer of our company.

Item 6. Exhibits

Exhibit
Number	Description

(3)	(i) Articles of Incorporation (ii) By-laws

3.1	Articles of Incorporation (incorporated by reference to our Registration Statement on Form SB-2 filed on March 23, 2006).

Exhibit
Number	Description

3.2	By-laws (incorporated by reference to our Registration Statement on Form SB-2 filed on March 23, 2006).

3.3	Certificate of Amendment (incorporated by reference to our Current Report on Form 8-K filed on August 10, 2009).

(10)	Material Contracts

10.1	Purchase Agreement dated June 15, 2009 between our company and GeoXplor Corp. (incorporated by reference to our Current Report on Form 8-K filed on June 18, 2009).

10.2	2009 Stock Option Plan dated August 20, 2009 (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2009).

10.3	Stock Option Agreement dated November 4, 2009 between our company and Hugh Aird (incorporated by reference to our Current Report on Form 8-K filed on November 16, 2009).

10.4	Prospective Properties Acquisition Agreement dated January 5, 2010 between our company and Gold Summit Corporation (incorporated by reference to our Current Report on Form 8-K filed on January 14, 2010).

10.5	Property Acquisition Agreement dated January 11, 2010 between our company and Robert Craig, Barbara Anne Craig and Elizabeth Dickman (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2010).

10.6	Properties Acquisition Agreement dated January 11, 2010 between our company and Nevada Alaska Mining Co., Inc., Robert Craig, Barbara Anne Craig and Elizabeth Dickman (incorporated by reference to our Current Report on Form 8-K filed on February 12, 2010).

10.7	2010 Stock Plan dated March 9, 2010 (incorporated by reference to our Current Report on Form 8-K filed on July 21, 2010).

10.8*	Property Option Agreement dated June 10, 2010 with Japan Oil, Gas and Metals National Corporation.

10.9	Investment Agreement dated September 2, 2010 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.10	Security Agreement dated September 2, 2010 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.11	Convertible Grid Promissory Note dated September 2, 2010 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.12	Share Purchase Warrant dated September 2, 2010 between our company and 2245393 Ontario Inc. (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.13	Amended 2009 Stock Plan dated March 22, 2011 (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

10.14	Form of Amended 2009 Stock Option Agreement (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

10.15	Amended 2010 Stock Plan dated March 22, 2011 (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

10.16	Form of Amended 2010 Stock Option Agreement (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

10.17	Consulting Agreement dated March 24, 2011 between our company and Hugh Aird (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2011).

Exhibit
Number	Description

10.18	Consulting Agreement dated March 24, 2011 between our company and Judith Baker (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2011).

10.19	Consulting Agreement dated March 24, 2011 between our company and Steve Cook (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2011).

10.20	Convertible Grid Promissory Note dated April 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

10.21	Investment Agreement dated April 6, 2011 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

10.22	Amended and Restated Security Agreement dated April 6, 2011 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

10.23	Amended and Restated Convertible Grid Promissory Note dated April 6, 2011 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

10.24	Amended Consulting Agreement dated May 5, 2011 between our company and Hugh Aird (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2011).

10.25	Amended Consulting Agreement dated May 5, 2011 between our company and Steven Cook (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2011).

10.26	Amended Consulting Agreement dated May 5, 2011 between our company and Judith Baker (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2011).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on December 23, 2009).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN LITHIUM MINERALS, INC.
(Registrant)

Dated: June 23, 2011	/s/Hugh Aird
Hugh Aird
Chairman, Chief Executive Officer, Chief Financial Officer and Secretary

(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)