Form 10-Q
period 2011-06-30
AMERICAN LITHIUM MINERALS, INC.
filed 2011-08-22
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

57,615,740 common shares issued and outstanding as of August 19, 2011.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of 30	As of 30
	June	September
	2011	2010
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$11,077	$425,794
Advance to PinePoint (Note 8)	2,913	8,123
Tax recoverable	47,533	-
Prepaids	25,468	20,323

Total current assets	86,991	454,240

Fixed assets (Note 4)
Computer equipment and office furniture - net of depreciation	13,746	17,032
Total fixed assets	13,746	17,032

Other assets
Website - net of amortization (Note 5)	9,056	10,828
Mineral claims (Note 6)	2,819,143	2,861,604
Total other assets	2,828,199	2,872,432

Long term assets
Deposits and bond	24,237	9,152

TOTAL ASSETS	$2,953,173	$3,352,856

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$32,019	$76,929
Bank overdraft	40,146	-
Due to related party (Note 8)	69,877	69,877
Deposit on property option	1,805,587	260,000
Convertible note payable, net of unamortized debt discount of $276,496 and $454,031, respectively (Note 10)	823,504	295,969
Interest payable on convertible note	76,850	6,958

Total current liabilities	2,847,983	709,733

TOTAL LIABILITIES	2,847,983	709,733

Stockholders’ equity

Common stock (Note 7): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of June 30, 2011 and September 30, 2010: 57,615,740 and 53,190,740, respectively	57,366	53,391
Additional paid-in capital	16,758,405	14,267,706
Subscriptions receivable	-	(382,500)
Related party receivables, senior officer (Note 8)	(81,501)	(25,000)
Stock payable	72,000
Deficit accumulated during the exploration stage	(16,701,080)	(11,270,474)

Total stockholders’ equity	105,190	2,643,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,953,173	$3,352,856

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

					From inception
	For the three	For the three	For the nine	For the nine	(10 March
	months ended	months ended	months ended	months ended	2005) to 30
	30 June 2011	30 June 2010	30 June 2011	30 June 2010	June 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 6)	161,398	-	1,389,021	-	1,408,021
Mineral property impairment	-	513,296	-	513,296	513,296
Consulting fee – related party (Note 8)	(224,500)	217,054	1,059,250	336,344	291,076
Consulting fees – stock compensation		4,602,916	1,128,592	9,066,704	12,000,956
Consulting fees	(13,382)	15,000	619,843	75,628	123,723
General and administrative	88,225	88,436	253,770	214,673	669,968
Legal and accounting	31,575	18,408	77,106	56,391	327,921
Management fees – related party (Note 8)	45,000	70,325	135,000	126,325	375,000
Promotion and shareholder relations	54,330	41,370	145,264	125,370	341,524
Rent expense – related party (Note 8)	-	-	-	-	7,600

Total expenses	142,646	5,566,805	4,807,847	10,514,731	16,059,085

Other expenses (income)
Interest income	-	(204)	-	(2,531)	(3,524)
Gain on extinguishment of accrued liability	-	-	-	-	(8,500)
Interest and debt discount expense on convertible note	452,061	-	622,760	-	654,019

Net loss	$594,707	$5,566,601	$5,430,606	$10,512,200	$16,701,080

Basic earnings per common share	$(0.01)	$(0.10)	$(0.10)	$(0.20)

Weighted average number of common shares basic	56,208,322	54,350,924	54,195,136	52,525,181

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine	For the nine
	months ended	months ended	From inception
	30 June	30 June	(10 March 2005)
	2011	2010	to 30 June 2011

Cash flows from operating activities
Net loss	$(5,430,606)	$(10,512,200)	$(16,701,080)
Adjustments to reconcile net loss to net cash used in operating activities
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 8)	-	-	32,000
Non-cash gain on extinguishment of accrued liability	-	-	8,500
Depreciation and amortization	5,057	1,020	7,663
Stock based compensation expense	2,868,592	9,066,704	12,000,956
Amortization of debt discount & accretion of warrants fair value	258,118	-	272,419
Mineral property impairment	-	513,296	513,296
Changes in operating assets and liabilities
Increase to accrued interest	69,892	-	76,850
Increase in tax recoverable	(47,533)	-	(47,533)
Increase in prepaid expenses	(5,145)	(24,272)	(25,468)
(Increase) decrease in advance to Pine Point	5,210	(5,158)	(2,913)
(Increase) in deposit and bond	(15,085)	(10,000)	(24,237)
Increase (decrease) in accounts payable	(44,910)	39,279	32,019

Net cash used in operating activities	(2,336,410)	(931,331)	(3,819,128)

Cash flows from investing activities:
Advances on related party receivables, senior officer	(56,501)	(25,000)	(81,501)
Acquisition of fixed assets and website development	-	(28,644)	(30,465)
Cash proceeds received on property deposit	1,545,587	-	1,805,587
Purchase of mineral claims and exploration	42,461	(259,386)	(578,939)

Net cash provided by (used in) investing activities	1,531,547	(313,030)	1,114,682

Cash flows from financing activities
Proceeds from convertible note	350,000	-	1,100,000
Bank overdraft	40,146	-	40,146
Due to related party	-	6,000	69,877
Common shares issued for cash	-	30,000	1,505,500

Net cash provided by financing activities	390,146	36,000	2,715,523

(Decrease) increase in cash and cash equivalents	(414,717)	(1,208,361)	11,077

Cash and cash equivalents, beginning of period	425,794	1,232,712	-

Cash and cash equivalents, end of period	$11,077	$24,351	$11,077

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,000	$-	$15,000
Non - cash investing and financing activities:
Beneficial conversion feature	$-	$-	$224,528
Financing costs associated with warrants	$-	$-	$252,305
Common stock issued to satisfy common stock payable	$-	$-	$1,000,000
Cancellation of subscriptions receivable	$382,500	$-	$382,500
Stock issued for mineral property	$-	$2,295,000	$2,607,500

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
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

On May 7, 2010, the Company was registered under the Extra-Provincial Corporations Act in Ontario, Canada.

Going Concern
The Company’s financial statements as at June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the periods ended June 30, 2011 and 2010 of $5,430,606 and $10,512,200 respectively, and has working capital deficit of $2,760,992 and $255,493 at June 30, 2011 and September 30, 2010, respectively.

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

At June 30, 2011, the Company was not engaged in a business and had suffered losses from exploration stage activities to date. Although management is currently attempting to implement its business plan, and is seeking additional sources of equity or debt financing, there is no assurance these activities will be successful. Accordingly, the Company must rely on its president to perform essential functions with minimal compensation until a business operation can be commenced. These factors raise substantial doubt about the ability of the Company to continue as a going concern.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

1.	Nature of Operations (cont’d)

Unaudited Financial Statements
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for financial information and with the instructions to Form 10-Q. They do not include all information and footnotes required by United States generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission. The unaudited financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending September 30, 2011.

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
30 June 2011
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
30 June 2011
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
30 June 2011
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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. To June 30, 2011, the Company has not recorded any translation adjustments into stockholders’ equity.

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
30 June 2011
(Unaudited)

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

These reclassifications did not affect the reported net loss for prior year.

4.	Fixed Assets

The Company’s fixed assets consist of the following:

	30 June	30 September
	2011	2010
Computer	$4,878	$4,878
Office furniture	13,774	13,774
	18,652	18,652
Less - accumulated depreciation	(4,906)	(1,620)
Net fixed assets	$13,746	$17,032

Depreciation of $3,286 and $626 is included in general and administrative expenses in the statement of operations for the periods ended June 30, 2011 and June 30, 2010, respectively.

5.	Website

	30 June	30 September
	2011	2010
Website	$11,813	$11,813
Less - accumulated amortization	(2,757)	(985)
Net website	$9,056	$10,828

Amortization expense of $1,772 and $394 is included in general and administrative expenses in the statement of operations for the periods ended June 30, 2011 and June 30, 2010, respectively.

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
30 June 2011
(Unaudited)

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
30 June 2011
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

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

6.	Mineral Properties (continued)

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

On June 10, 2010, the Company entered into an property option agreement with Japan Oil, Gas and Metals National Corporation (“JOGMEC”) whereby JOGMEC can earn a 40% interest in certain mineral claims located in Nevada, USA owned by the Company. Terms of the agreement include staged work commitments totaling $4,000,000 over three years. JOGMEC also has the option to terminate the agreement with 30 days notice after expending $600,000. As of June 30, 2011 JOGMEC has advanced the Company $1,805,587 for work commitments. The $1,805,587 advance has been recorded as a deposit liability on property option.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

6.	Mineral Properties (continued)

Mineral properties costs are summarized below:

	As of	As of
	June 30,	September 30,
	2011	2010
Acquisition Costs
Cash	$-	$191,600
Value of shares issued	-	2,441,000
	-	2,632,600
Exploration Costs
Exploration bond	$14,237	$-
Assays and geochemical analysis	186,366	-
Equipment rental and supplies	23,249	-
Drilling	593,515
Exploration	90,891	175,000
Claim maintenance, licenses, and legal	101,402	-
Consulting	112,560	47,645
Gravity survey	-	76,641
Salaries and wages	184,335	-
Miscellaneous	214	(37,000)
Travel and accommodation	47,717	11,359
	1,354,486	273,645

Total costs incurred during the period	$1,354,486	$2,906,245
Balance of costs, beginning of period	2,861,604	468,655
Less costs expensed during period	(1,382,710)	-
Less costs held as deposit	(14,237)	-
Less costs written down during period	-	(513,296)
Balance of costs, end of period	$2,819,143	$2,861,604

7.	Capital Stock

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
30 June 2011
(Unaudited)

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
30 June 2011
(Unaudited)

7.	Capital Stock (continued)

xvi.

On September 30, 2010, the Company recorded the fair value of 1,388,899 warrants of the Company issued in connection with the convertible note (see note 11) of $252,305. Each share purchase warrant is exercisable at a price of $0.54 for a period of one year.

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

xix.

On April 6, 2011, the Company recorded the fair value of the beneficial conversion feature of the convertible note (see note 10), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $156,512.

xx.

On April 6, 2011, the Company recorded the fair value of the 1,851,851 warrants of the Company issued in connection with the convertible note (see note 11) of $175,030. Each share purchase warrant is exercisable at a price of $0.27 for a period of one year.

xxi.

On April 7, 2011, the Company amended the convertible note agreement of September 2, 2010 which resulted in an adjustment to reduce the fair value of the beneficial conversion feature to $30,186. The amended note reduced the exercise price of the warrants to $0.27 which increased the number of warrants to 2,777,778 from 1,388,889. A fair value adjustment of $80,925 was recorded to

xxii.	On May 6, 2011, the Company issued a total of 350,000 common shares pursuant to the exercise of stock options at $0.30 per share for total proceeds of $105,000. The shares were cancelled subsequently.

xxiii.

On May 11, 2011, the Company amended consulting agreements entered into on March 24, 2011 with consultants of the Company whereby the consideration payable has been reduced from 6,000,000 common shares to 4,425,000 common shares. A total of 1,800,000 shares were issued on April 6, 2011 with a fair value of $0.26 and on May 5, 2011 825,000 shares with a fair value of $0.33 were issued.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

7.	Capital Stock (continued)

xxiv.	On May 11, 2011 the Company issued 1,800,000 common shares with a fair value of $0.36, being the balance of shares payable under the amended terms of the consulting agreement.

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

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

7.	Capital Stock (continued)

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

On May 5, 2011, pursuant to settlement agreements, the Company has accrued stock payable of a total of 200,000 common shares with a fair value of $0.36 to consultants in consideration of investor relations and publicity services conducted during the year. The contract for publicity services commenced in May 2010 for a total consideration of $100,000 for a one year term.

On May 11, 2011, the Company amended consulting agreements entered into on March 24, 2011 with consultants of the Company whereby the consideration payable has been reduced from 6,000,000 common shares to 4,425,000 common shares. A total of 1,800,000 shares were issued on April 6, 2011 with a fair value of $0.26, 825,000 shares were issued on May 5, 2011 with a fair a fair value of $0.33 were issued, and 1,800,000 shares were issued on May 11, 2001 with a fair value of $0.36.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

7.	Capital Stock (continued)

During the nine months ended June 30, 2011 and the year ended September 30, 2010, a total of 8,875,000 and 8,800,000 options were granted respectively. During the nine months ended June 30, 2011, the Company cancelled all stock options previously outstanding and issued 1,850,000 options valued at $547,415 and 7,025,000 modified options had an estimated incremental fair value resulting from the modification of these options of $581,178. A total of $1,128,593 has been recognized as stock based consulting expenses for the nine months ended June 30, 2011 and $9,066,704 for September 30, 2010 which was charged to operations. The fair value of each option granted is estimated at the respective grant date using the Black-Scholes Option Model. The following assumptions were used in estimating the fair value:

	June 30, 2011	September 30, 2010

Expected volatility	152%	83.59% - 153.41%
Expected life	10 years	1 to 5 years
Risk-free interest rate	3.34	0.41 – 2.62
Dividend yield	-	-

At June 30, 2011, the following stock options were outstanding:

Number of	Exercise
Shares	Price	Expiry Date
8,875,000	$0.30	March 22,2021
8,875,000

The Company’s stock option activity is presented below:

		Weighted	Weighted
	Number of	Average	Average
	Stock	Exercise	Contractual
	Options	Price	Life

Balance, September 30, 2009	550,000	$0.83	1.28
Exercised	(50,000)	$0.64	-
Expired	(500,000)	$0.85	-
Exercised	(450,000)	$0.85	-
Cancelled	(1,000,000)
Granted	8,850,000	$0.90	4.06

Balance, September 30, 2010	7,400,000	$0.91	4.54

Cancelled	(7,400,000)	$0.91
Granted	8,875,000	$0.30

Balance, June 30, 2011	8,875,000	$0.30	9.75

Exercisable at June 30, 2011	8,875,000

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

7.	Capital Stock (continued)

Stock based compensation on options vested and exercisable during the periods ended June 30, 2011 and 2010 is $1,128,593 and $9,066,704, respectively.

At June 30, 2011, the following share purchase warrants were outstanding:

Number of	Exercise
Warrants	Price	Expiry Date
1,250,000	$0.50	July 14, 2011
2,788,761	$0.27	September 2, 2011
1,111,110	$1.50	October 6, 2011
1,851,851	$0.27	April 6, 2012
6,990,740

The Company’s share purchase warrants activity for the year ended September 30, 2010 and nine months ended June 30, 2011 is summarized as follows:

		Weighted	Weighted average
		average	remaining
	Number of Warrants	exercise	In contractual life (in
		Price per share	years)

Balance, September 30, 2009	1,250,000	$0.50	1.79
Issued	2,499,999	$0.96	0.96

Balance, September 30, 2010	3,749,999	$0.97	0.90
Issued	3,240,741	$0.27	0.58
Balance, June 30, 2011	6,990,740	$0.51	0.63

All warrants are exercisable as at June 30, 2011.

8.	Related Party Transactions

During the year ended September 30, 2009, a former director of the Company advanced $32,000 to the Company. During the year ended September 30, 2009, the debt was forgiven and $32,000 has been allocated to additional paid-in capital.

As of June 30, 2011 and September 30, 2010, a total of $2,913 and $8,123, respectively was advanced to a company owned by a former senior officer for rent, office, and administrative expenses.

As of June 30, 2011 and September 30, 2010, advances totalling $69,877 and $69,877, respectively was payable to a former director of the Company. The amount is unsecured, non interest bearing and is due on demand.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

9.	Related Party Transactions (continued)

During the nine months ended June 30, 2011 and 2010 and from inception (March 10, 2005) to June 30, 2011, management fees of $nil, $6,000 and $18,000, respectively, were payable to a former director of the Company.

During the nine months ended June 30, 2011 and 2010 and from inception (March 10, 2005) to June 30, 2011, consulting fees totalling $1,059,250 and $366,344 and $291,076 have been paid to senior officers of the Company.

During the periods ended June 30, 2011 and 2010 and from inception (March 10, 2005) to June 30, 2011, management fees totalling $135,000 and $126,325 and $375,000 have been paid to senior officers of the Company.

On March 24, 2011, the Company entered into consulting agreements with senior officers and a consultant whereby the Company would issue a total of 6,000,000 shares at a fair value of $0.29 per share in consideration for services. The shares were issued on March 28, 2011 and were subsequently cancelled on April 6, 2011. The agreements were renegotiated on May 11, 2011 and a total of 4,425,000 shares were issued in consideration for services.

During the year ending September 30, 2010, the Company advanced $25,000 to a senior officer. This amount is repayable upon demand. This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence. The Company has also advanced $56,501 to a senior officer for expenses. The Company has recorded the aggregate of the amounts totalling $81,501 as a reduction of stockholders’ equity.

10.	Office Lease

On April 1, 2010, the Company entered into a premises sublease for a three year period expiring June 30, 2013, at a basic rent of $8,832 CDN (approximately $8,500 US) effective July 31, 2010. Future minimum lease payments over the next five years are as follows:

Year	Lease $
2011	$102,000
2012	$102,000
2013	$76,500
2014	-
2015	-

Total	$280,500

As of June 30, 2011 and 2010, total rent expense was $94,173 and $63,854, respectively.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

11.	Convertible Note Payable

On September 2, 2010, the Company issued a promissory convertible note in the amount of $750,000 to an unrelated third party in an arm’s length transaction secured by the Company’s mineral claims in Nevada and a Security Agreement (8K filed September 8, 2010). The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months. Should the Company default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand. The Company is currently in default of certain covenants related to the promissory convertible note due to the advances to a senior officer of $81,501 which is in contravention of SOX 402. As a result, the Company has classified the promissory convertible note as a current liability and has accrued interest payable on the note at 12% per annum. The Company has disclosed the default to the holder of the note and is requesting a waiver of the specific event of default. The Company can provide no assurance such waiver will be granted. At the investor’s option, the note principal and accrued interest can be converted to shares of the Company at a fixed price of $0.54.

A total of 1,388,889 warrants exercisable at $0.54, expiring September 2, 2011 were issued. The Company has determined the fair value of the warrants issued as $252,305 using the Black Scholes valuation model. The fair value of the warrants has been accreted and is being amortized over the life of the warrants (1 year). As at June 30, 2011, $145,162 has been amortized and expensed as interest.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable. The Company has determined the note, with a face value of $750,000, to have a beneficial conversion feature of $224,528. The beneficial conversion feature has been accreted and is being amortized over the life of the note (5 years). As at June 30, 2011, $25,836 had been amortized and expensed as interest. The beneficial conversion feature is valued under the intrinsic value method.

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

  the Company’s receipt of new equity financing or new convertible debt financing from a third party(ies) in the aggregate amount of at least US $100,000; and

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

11.	Convertible Note Payable (continued)

  the Company’s completion and filing of a NI 43-101 compliant technical report with the TSX Venture Exchange by July 31, 2011.

Pursuant to the Investment Agreements the Company issued to the investor a secured convertible grid promissory note (the “2011 Note”), which is convertible into approximately 1,851,851 common shares, and 1,851,851 warrants with each warrant exercisable until April 6, 2012 to purchase one common share at a price of $0.27 per share. The 2011 Note bears interest at the rate of 4% per annum, payable every six months from the date of closing. The interest rate will increase to 12% per annum if the Company’s fails to make scheduled interest payments. The principal amount of the investment is payable on August 31, 2015.

The Company has determined the fair value of the 1,851,851 warrants issued as $175,030 using the Black Scholes valuation model. The fair value of the warrants has been accreted and is being amortized over the life of the warrants (1 year). As at June 30, 2011, $40,760 has been amortized and expensed as interest.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable. The Company has determined the note, with a face value of $500,000, to have a beneficial conversion feature of $156,512. The beneficial conversion feature has been accreted and is being amortized over the life of the note (5 years). As at June 30, 2011, $8,278 had been amortized and expensed as interest. The beneficial conversion feature is valued under the intrinsic value method.

Also pursuant to the Investment Agreements the Company amended the terms of a secured convertible grid promissory note (the “2010 Note”) and warrant certificate issued in respect of a $750,000 investment in the Company made by the same investor in 2010. The amendment to the 2010 Note decreases the per share conversion price applicable to the $750,000 investment from $0.54 to $0.27 per share, so that the Company will be required to issue approximately 2,777,778 rather than 1,388,888 common shares upon conversion of the 2010 Note. The amendment to the warrant certificate decreases the exercise price of the 1,388,889 share purchase warrants issued in consideration of the $750,000 investment from $0.54 per share to $0.27 per share. The warrants expire on September 2, 2011. The principal amount of the 2010 Note continues to bear interest at 4% and remains payable on August 31, 2015. The interest rate on the 2010 Note will also increase to 12% per annum if the Company fails to make the scheduled biannual interest payments. A charge of $305,985 has been recorded interest charges to extinguish the old note .

11.	Subsequent Events

On July14, 2011, a total of 1,250,000 warrants to purchase common shares at $0.50 expired unexercised.

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

On June 10, 2010, we entered into a property option agreement with Japan Oil, Gas and Metals National Corporation whereby Japan Oil may earn a 40% participating interest in our Borate Hills mineral claims located in Nevada. Terms of the agreement include staged work commitments totaling $4,000,000 over three years. Japan Oil also has the option to terminate the agreement with 30 days notice after incurring expenditures of $600,000. As of June 30, 2011 Japan Oil has advanced $1,805,587 to us in respect of work commitments under the option agreement. The $1,805,587 advance has been recorded as a deposit liability on property option.

On March 23, 2011, we completed certain amendments to our 2010 and 2009 Stock Option Plans and to outstanding stock options issued under those plans. The Stock Option Plans were amended to allow the exercise of options issued under such plan at any time within five (5) years following the termination of the optionee's employment or other relationship with our company, but, in no event later than the expiration date of the option. The option plans previously provided for a maximum exercise period of three (3) years in such circumstances. All previously granted and unexercised Stock Options under the plans were concurrently cancelled and reissued at an exercise price representative of the current market value of our common stock at the time of reissuance

On March 24, 2011, we entered into consulting agreements with our chief executive officer, Hugh Aird, Judith Baker, and Steven Cook, regarding their respective management consulting services rendered to our company from March 31, 2010 to March 31, 2011. In consideration of the services, on March 28, 2011, we approved the issuance of 2,000,000 restricted common shares in our capital stock to each Mr. Aird, Ms. Baker, and Mr. Cook. The closing price of our common stock at the close of trading on the OTC Bulletin Board on March 24, 2011 was $0.29.

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

We did not complete and file a NI 43-101 compliant technical report with the TSX Venture Exchange by June 31, 2011 and, accordingly, we are no longer eligible to receive the balance of funding in the amount of $150,000 pursuant to the terms of the April 7, 2011 investment agreement.

Plan of Operation

Our plan of operation for the next twelve months is to carry out exploration work on our recently acquired properties located in Nevada and to continue to review other potential acquisitions in the resource and non-resource sectors.

We anticipate spending approximately $900,000 on administrative fees, including fees we will incur in complying with reporting obligations.

As of June 30, 2011, we had a working capital deficiency of $2,770,144 compared to a working capital deficiency of $255,493 as at September 30, 2010.

We currently do not have sufficient funds on hand to cover our anticipated expenses for the next 12 months. We anticipate that additional funding will be required in the future in the form of equity financing from the sale of our common stock or from director loans. However, we do not have any arrangements in place for any future equity financing.

Results of Operations for Three Month Periods Ended June 30, 2011 and 2010 and for the Nine Month Periods Ended June 30, 2011 and 2010.

We did not earn any revenues during the three and nine month periods ended June 30, 2011 or June 30, 2010.

					From
			For the nine		inception (10
	For the three	For the three	months	For the nine	March 2005)
	months ended	months ended	ended 30	months ended	to 30 June
	30 June 2011	30 June 2010	June 2011	30 June 2010	2011

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 6)	161,398	-	1,389,021	-	1,408,021
Mineral property impairment	-	513,296	-	513,296	513,296
Consulting fee – related party (Note 8)	(948,422)	217,054	1,059,250	336,344	1,463,998
Consulting fees – stock compensation	(1,740,000)	4,602,916	1,128,592	9,066,704	10,260,956
Consulting fees	568,330	15,000	619,843	75,628	710,471
General and administrative	68,560	88,436	253,770	214,673	650,302
Legal and accounting	31,575	18,408	77,106	56,391	327,916
Management fees – related party (Note 8)	45,000	70,325	135,000	126,325	375,000
Promotion and shareholder relations	54,330	41,370	145,264	125,370	341,524
Rent expense – related party (Note 8)	-	-	-	-	7,600

Total expenses	137,615	5,566,805	4,807,846	10,514,731	16,059,084

Other expenses (income)
Interest income	-	(204)	-	(2,531)	(3,524)
Gain on extinguishment of accrued liability	146,227	-	622,760	-	(8,500)
Interest and debt discount expense on convertible note	146,227	(204)	622,760	(2,531)	654,020

Net loss	$589,667	$5,566,601	$5,430,606	$10,512,200	$16,701,080

Basic earnings per common share	$(0.01)	$(0.10)	$(0.10)	$(0.20)

Weighted average number of common shares basic	56,527,407	54,350,924	54,588,534	52,525,181

We incurred total operating expenses of $137,615 during the three months ended June 30, 2011 compared to $5,566,805 during the three months ended June 30, 2010, consisting of general and administrative expenses, legal and accounting fees, consulting fees, management fees, promotion and shareholder relations, stock based compensation and mineral property expenditures. We incurred total operating expenses of $4,807,846 during the nine months ended June 30, 2011 compared to $10,514,731 for the same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total operating expenses of $16,059,084.

Mineral Property Expenditures

Mineral property expenditures for the three months and nine months ended June 30, 2011 were $161,398 and $1,389,021, respectively. We did not incur any mineral property expenditures during the same periods in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total mineral property expenditures of $1,408,021.

Mineral Property Impairment

Mineral property impairment was $0 during the three and nine months ended June 30, 2011 and $513,296 during the same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total mineral property impairment expense of $513,296.

Consulting Fees – Related Party

Consulting fees for related parties increased $731,368 for the three month period ended June 30, 2011 to $948,422 from $217,054 for same period in 2010. Consulting fees for related parties increased by $722,906 for the nine month period ended June 30, 2011 to $1,059,250 from $336,344 for same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total consulting fees for related parties of $1,463,998.

Consulting Fees – Stock Compensation

Consulting fees for stock compensation decrease from $4,602,916 for the three month period ended June 30, 2010 to ($1,740,000) during the three month period ended June 30, 2011. Consulting fees for stock compensation decreased by $7,938,112 for the nine month period ended June 30, 2011 to $1,128,592 from $9,066,704 during the same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total consulting fees for stock compensation of $10,260,956.

Consulting Fees

Consulting fees increased by $553,330 for the three month period ended June 30, 2011 to $568,330 from $15,000 for the same period in 2010. Consulting fees increased by $544,215 for the nine month period ended June 30, 2011 to $619,843 from $75,628 for the same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total consulting fees of $710,471.

General and Administrative

General and administrative expenses relating to operations decreased by $19,861 for the three month period ended June 30, 2011 to $68,560 from $88,436 for the three month period ended June 30, 2010. For the nine months ended June 30, 2011, general and administrative expenses relating to operations increased by $39,097 to $253,770 from $214,673 for same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total general and administrative expenses of $650,302.

Legal and Accounting

Legal and accounting expenses increased $13,167 for the three month period ended June 30, 2011 to $31,575 from $18,408 for the three month period ended June 30, 2010. For the nine month period ended June 30, 2011, legal and accounting increased by $20,715 to $77,106 from $56,391 for the same period in 2010. The increase in legal fees was primarily due to expenses incurred in relation to our financing activities. From inception (March 10, 2005) to June 30, 2011 we incurred total legal and accounting fees of $327,916.

Management Fees

Management fees decreased $25,325 for the three month period ended June 30, 2011 to $45,000 from $70,325 for the three month period ended June 30, 2010. Management fees increased $8,675 for the nine month period ended June 30, 2011 to $135,000 from $126,325 for the same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total management fees of $375,000.

Promotion and Shareholder Relations

Promotion and shareholder relations increased $12,960 for the three month period ended June 30, 2011 to $54,330 from $41,370 for the three month period ended June 30, 2010. Promotion and shareholder relations increased $19,894 for the nine month period ended June 30, 2011 to $145,264 from $125,370 for the same period in 2010. From inception (March 10, 2005) to June 30, 2011 we incurred total promotion and shareholder relations expenses of $341,524.

Rent Expenses-related party

Rent expenses were $0 for the nine month periods ended March 31, 2011 and March 31, 2010. From inception (March 10, 2005) to June 30, 2011 we incurred rent expense of $7,600.

Net Loss

During the three months and nine months ended June 30, 2011, we incurred a net loss of $589,667 and $5,430,606, respectively, which resulted in an accumulated deficit of $16,701,080 as at June 30, 2011.

We have not attained profitable operations and are dependent upon obtaining financing to pursue exploration activities. For these reasons our auditors believe that there is substantial doubt that we will be able to continue as a going concern.

Liquidity and Financial Condition

At June 30, 2011, we had total assets of $2,953,173 compared to $3,352,856 as at September 30, 2010. We had total liabilities recorded at $2,847,983 as of June 30, 2011, compared to $709,733 as at September 30, 2010.

We had cash and cash equivalents of $11,077 as of June 30, 2011, compared to cash and cash equivalents of $425,794 at September 30, 2010.

Working Capital
	At	At
	June 30,	September 30,
	2011	2010
Current assets	$77,839	$454,240
Current liabilities	2,847,983	709,733
Working capital (deficit)	$(2,770,144)	$(255,493)

Cash Flows
	Nine Month Period Ended
	June 30,	June 30,
	2011	2010
Cash flows provided by (used in) operating activities	$(2,336,410)	$(931,331)
Cash flows provided by (used in) investing activities	1,531,547	$(313,030)
Cash flows provided by (used in) financing activities	390,146	$36,000
Net (decrease) increase in cash during period	$(414,717)	$(1,208,361)

Operating Activities

Net cash used in operating activities was $2,336,410 for the nine month period ended June 30, 2011 compared with cash used in operating activities of $931,331 in the same period in 2010.

Investing Activities

Net cash provided by investing activities was $1,531,547 for the nine month period ended June 30, 2011 compared to net cash used in investing activities of $313,030 in the same period in 2010.

Financing Activities

Net cash provided by financing activities was $390,146 for the nine month period ended June 30, 2011 compared to $36,000 provided by financing activities during the same period in 2010.

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

Critical Accounting Policies

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) to allow for timely decisions regarding required disclosure.

As of the end of our quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principle accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during our quarter ended June 30, 2011 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

On September 2, 2010, we issued a promissory convertible note in the amount of $750,000 to an unrelated third party in an arm’s length transaction secured by our mineral claims in Nevada and a Security Agreement (8K filed September 8, 2010). The note is due August 31, 2015 and accrues interest at 4% per annum payable every six months. Should we default on the interest payment, the interest rate increases to 12% per annum and the note is payable on demand. We are currently in default of certain covenants related to the promissory convertible note due to the advances to a senior officer of $81,501 which is in contravention of SOX 402. As a result, we have classified the promissory convertible note as a current liability and have accrued interest payable on the note at 12% per annum. We have disclosed the default to the holder of the note and are requesting a waiver of the specific event of default. We can provide no assurance such waiver will be granted. At the investor’s option, the note principal and accrued interest can be converted to shares of common stock at a fixed price of $0.54.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

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

10.7	2010 Stock Plan dated March 9, 2010 (incorporated by reference to our Current Report on Form 8-K filed on July 21, 2010).

10.8	Property Option Agreement dated June 10, 2010 with Japan Oil, Gas and Metals National Corporation (incorporated by reference to our Quarterly Report on Form 10-Q filed on June 24, 2011).

10.9	Investment Agreement dated September 2, 2010 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.10	Security Agreement dated September 2, 2010 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.11	Convertible Grid Promissory Note dated September 2, 2010 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.12	Share Purchase Warrant dated September 2, 2010 between our company and 2245393 Ontario Inc. (Incorporated by reference to our Current Report on Form 8-K filed on September 8, 2010).

10.13	Amended 2009 Stock Plan dated March 22, 2011 (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

10.15	Amended 2010 Stock Plan dated March 22, 2011 (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

Exhibit Number	Description

10.16	Form of Amended 2010 Stock Option Agreement (incorporated by reference to our Post Effective Amendment #1 to the Registration Statement on Form S-8 filed on March 23, 2011).

10.17	Consulting Agreement dated March 24, 2011 between our company and Hugh Aird (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2011).

10.18	Consulting Agreement dated March 24, 2011 between our company and Judith Baker (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2011).

10.19	Consulting Agreement dated March 24, 2011 between our company and Steve Cook (incorporated by reference to our Current Report on Form 8-K filed on April 1, 2011).

10.20	Convertible Grid Promissory Note dated April 6, 2011 (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

10.21	Investment Agreement dated April 6, 2011 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

10.22	Amended and Restated Security Agreement dated April 6, 2011 between our company and 2245393 Ontario Inc. (incorporated by reference to our Current Report on Form 8-K filed on April 14, 2011).

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

AMERICAN LITHIUM MINERALS, INC.
(Registrant)

Dated: August 22, 2011	/s/ Hugh Aird
Hugh Aird
Chairman, Chief Executive Officer, Chief Financial Officer and Secretary
(Principal Executive Officer, Principal Financial Officer, and Principal Accounting Officer)