Form 10-Q/A
period 2011-06-30
AMERICAN LITHIUM MINERALS, INC.
filed 2011-10-03
CIK 1356371

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No.1

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

EXPLANATORY NOTE

Our company is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our quarterly report on Form 10-Q for the period ended June 30, 2011 (the “Form 10-Q”), filed with the Securities and Exchange Commission on August 22, 2011 (the “Original Filing Date”), to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from our Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Calculation Linkbase
101.DEF	XBRL Taxonomy Definition Linkbase
101.LAB	XBRL Taxonomy Label Linkbase
101.PRE	XBRL Taxonomy Presentation Linkbase

This Amendment speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date. In addition, this Amendment modifies certain disclosures made in the Form 10-Q, including several changes to Item 1. (Financial Statements) and related disclosure in Item 2. (Management's Discussion and Analysis of Financial Condition and Results of Operations), namely, changes to the Balance Sheets (Current Assets), Statement of Operations (Expenses and Other Expenses), and Statement of Cash Flows. No other material changes have been made to the Form 10-Q

Pursuant to Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Original Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1 and 32.1 hereto.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Our unaudited interim financial statements for the three and nine month periods ended June 30, 2011 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)

Financial Statements
(Expressed in U.S. Dollars)

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	As of 30	As of 30
	June	September
	2011	2010
	(Unaudited)	(Audited)

Assets

Current assets
Cash and cash equivalents	$11,077	$425,794
Advance to PinePoint (Note 8)	2,913	8,123
Tax recoverable	47,533	-
Prepaids	16,316	20,323

Total current assets	77,839	454,240

Fixed assets (Note 4)
Computer equipment and office furniture - net of depreciation	13,746	17,032
Total fixed assets	13,746	17,032

Other assets
Website - net of amortization (Note 5)	9,056	10,828
Mineral claims (Note 6)	2,819,143	2,861,604
Total other assets	2,828,199	2,872,432

Long term assets
Deposits and bond	33,389	9,152

TOTAL ASSETS	$2,953,173	$3,352,856

Liabilities and Stockholders’ Equity

Current liabilities
Accounts payable	$32,019	$76,929
Bank overdraft	40,146	-
Due to related party (Note 8)	69,877	69,877
Deposit on property option	1,805,587	260,000
Convertible note payable, net of unamortized debt discount of $276,496 and $454,031, respectively (Note 11)	823,504	295,969
Interest payable on convertible note	76,850	6,958

Total current liabilities	2,847,983	709,733

TOTAL LIABILITIES	2,847,983	709,733

Stockholders’ equity

Common stock (Note 7): $0.001 par value; authorized 75,000,000 shares; issued and outstanding as of June 30, 2011 and September 30, 2010: 57,365,740 and 53,390,740, respectively	57,366	53,391
Additional paid-in capital	16,758,405	14,267,706
Subscriptions receivable	-	(382,500)
Related party receivables, senior officer (Note 8)	(81,501)	(25,000)
Stock payable	72,000
Deficit accumulated during the exploration stage	(16,701,080)	(11,270,474)

Total stockholders’ equity	105,190	2,643,123

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,953,173	$3,352,856

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited)

					From inception
	For the three	For the three	For the nine	For the nine	(10 March
	months ended	months ended	months ended	months ended	2005) to 30
	30 June 2011	30 June 2010	30 June 2011	30 June 2010	June 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 6)	161,398	-	1,389,021	-	1,408,021
Mineral property impairment	-	513,296	-	513,296	513,296
Consulting fee – related party (Note 8)	948,422	217,054	1,059,250	336,344	1,463,998
Consulting fees – stock compensation	(1,740,000)	4,602,916	1,128,592	9,066,704	10,260,956
Consulting fees	568,330	15,000	619,843	75,628	710,471
General and administrative	68,560	88,436	253,770	214,673	650,302
Legal and accounting	31,575	18,408	77,106	56,391	327,916
Management fees – related party (Note 8)	45,000	70,325	135,000	126,325	375,000
Promotion and shareholder relations	54,330	41,370	145,264	125,370	341,524
Rent expense – related party (Note 8)	-	-	-	-	7,600

Total expenses	137,615	5,566,805	4,807,846	10,514,731	16,059,084

Other expenses (income)
Interest income	-	(204)	-	(2,531)	(3,524)
Gain on extinguishment of accrued liability	-	-	-	-	(8,500)
Interest and debt discount expense on convertible note	146,227	-	316,925	-	348,185

Total other expense (income)	146,227	(204)	316,925	(2,531)	336,161

Extraordinary items
Debt extinguishment expense	305,835	-	305,835	-	305,835

Net loss	$589,677	$5,566,601	$5,430,606	$10,512,200	$16,701,080

Basic earnings per common share	$(0.01)	$(0.10)	$(0.10)	$(0.20)

Weighted average number of common shares basic	56,527,407	54,350,924	54,588,534	52,525,181

The accompanying notes are an integral part of these financial statements.

American Lithium Minerals, Inc.
(fka Nugget Resources Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	For the nine	For the nine
	months ended	months ended	From inception
	30 June	30 June	(10 March 2005)
	2011	2010	to 30 June 2011

Cash flows from operating activities
Net loss	$(5,430,606)	$(10,512,200)	$(16,701,080)
Adjustments to reconcile net loss to net cash used in operating activities
Contributions to capital by related parties – expenses (Notes 7 and 8)	-	-	38,400
Contributions to capital by related parties – forgiven debt (Note 8)	-	-	32,000
Non-cash gain on extinguishment of accrued liability	-	-	8,500
Depreciation and amortization	5,058	1,020	7,663
Stock based compensation expense	2,588,842	9,066,704	11,721,206
Amortization of debt discount & accretion of warrants fair value	232,032	-	254,834
Increase to accrued interest	69,892	-	76,850
Extinguishment of debt	305,835	-	305,835
Mineral property impairment	-	513,296	513,296
Changes in operating assets and liabilities
Increase in tax recoverable	(47,533)	-	(47,533)
Increase in prepaid expenses	4,007	(24,272)	(25,468)
(Increase) decrease in advance to Pine Point	5,210	(5,158)	(2,913)
(Increase) in deposit and bond	(24,237)	(10,000)	(24,237)
Increase (decrease) in accounts payable	(44,910)	39,279	23,519

Net cash used in operating activities	(2,336,410)	(931,331)	(3,819,128)

Cash flows from investing activities:
Advances on related party receivables, senior officer	(56,500)	(25,000)	(81,501)
Acquisition of fixed assets and website development	-	(28,644)	(30,465)
Cash proceeds received on property deposit	1,545,587	-	1,805,587
Purchase of mineral claims and exploration	42,460	(259,386)	(578,939)

Net cash provided by (used in) investing activities	1,531,547	(313,030)	1,114,682

Cash flows from financing activities
Proceeds from convertible note	350,000	-	1,100,000
Bank overdraft	40,146	-	40,146
Due to related party	-	6,000	69,877
Common shares issued for cash	-	30,000	1,505,500

Net cash provided by financing activities	390,146	36,000	2,715,523

(Decrease) increase in cash and cash equivalents	(414,717)	(1,208,361)	11,077

Cash and cash equivalents, beginning of period	425,794	1,232,712	-

Cash and cash equivalents, end of period	$11,077	$24,351	$11,077

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$15,000	$-	$15,000
Non – cash investing and financing activities:
Beneficial conversion feature	$-	$-	$224,528
Financing costs associated with warrants	$-	$-	$252,305
Common stock issued to satisfy common stock payable	$-	$-	$1,000,000
Cancellation of subscriptions receivable	$382,500	$-	$382,500
Stock issued for mineral property	$-	$2,295,000	$2,607,500

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

On May 7, 2010, the Company was registered under the Extra-Provincial Corporations Act in Ontario, Canada.

Going Concern
The Company’s financial statements as at June 30, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has a net loss for the periods ended June 30, 2011 and 2010 of $5,430,606 and $10,512,200 respectively, and has working capital deficit of $2,770,144 and $255,493 at June 30, 2011 and September 30, 2010, respectively.

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

Asset retirement obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations," which requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the related oil and gas properties. As of June 30, 2011, the Company has not recorded AROs associated with legal obligations to retire any of the Company’s mineral properties as the settlement dates are not presently determinable.

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

xix.

On April 6, 2011, the Company recorded the fair value of the beneficial conversion feature of the convertible note (see note 11), total beneficial conversion feature was recorded to additional paid - in capital in the amount of $102,379.

xx.

On April 6, 2011, the Company recorded the fair value of the 1,851,851 warrants of the Company issued in connection with the convertible note (see note 11) of $115,342. Each share purchase warrant is exercisable at a price of $0.27 for a period of one year.

xxi.

On April 7, 2011, the Company amended the convertible note agreement of September 2, 2010 which resulted in an adjustment to reduce the fair value of the beneficial conversion feature to $57,416. The amended note reduced the exercise price of the warrants to $0.27 which increased the number of warrants to 2,777,778 from 1,388,889 valued at $85,194 (see note 11).

xxii.

On May 11, 2011, the Company amended consulting agreements entered into on March 24, 2011 with consultants of the Company whereby the consideration payable has been reduced from 6,000,000 common shares to 4,425,000 common shares. A total of 1,800,000 shares were issued on April 6, 2011 with a fair value of $0.26 for a total value of $468,000 and on May 5, 2011 825,000 shares with a fair value of $0.33 for total value of $272,250 were issued.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

7.	Capital Stock (continued)

xxiii.

On May 11, 2011 the Company issued 1,800,000 common shares with a fair value of $0.36 for a total value of $648,000, being the balance of shares payable under the amended terms of the consulting agreement.

On March 2, 2009, the Board of Directors authorized a 4:1 forward stock split. The number of shares issued in accordance with the private offerings as listed above, include the effects of this split.

Stock Options

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

Stock Options

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

On May 5, 2011, pursuant to settlement agreements, the Company has accrued stock payable of a total of 100,000 common shares with a fair value of $0.33 to a consultant in consideration of investor relations and publicity services conducted during the year. The contract for publicity services commenced in May 2010 for a total consideration of $33,000 for a one year term.

On May 5, 2011, pursuant to settlement agreements, the Company has accrued stock payable of a total of 100,000 common shares with a fair value of $0.39 to a consultant in consideration of investor relations and publicity services conducted during the year. The contract for publicity services commenced in May 2010 for a total consideration of $39,000 for a one year term.

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

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

8.	Related Party Transactions (continued)

During the nine months ended June 30, 2011 and 2010 and from inception (March 10, 2005) to June 30, 2011, management fees of $nil, $6,000 and $18,000, respectively, were payable to a former director of the Company.

During the nine months ended June 30, 2011 and 2010 and from inception (March 10, 2005) to June 30, 2011, consulting fees totalling $1,059,250 and $366,344 and $1,463,998 have been paid to senior officers of the Company.

During the periods ended June 30, 2011 and 2010 and from inception (March 10, 2005) to June 30, 2011, management fees totalling $135,000 and $126,325 and $375,000 have been paid to senior officers of the Company.

On March 24, 2011, the Company entered into consulting agreements with senior officers and a consultant whereby the Company would issue a total of 6,000,000 shares at a fair value of $0.29 per share in consideration for services. The shares were issued on March 28, 2011 and were subsequently cancelled on April 6, 2011. The agreements were re-negotiated on May 11, 2011 and a total of 4,425,000 shares were issued in consideration for services.

During the year ending September 30, 2010, the Company advanced $25,000 to a senior officer. This amount is repayable upon demand. This advance is in contravention of SOX 402 and the Company has since implemented strict internal controls to avoid a future occurrence. The Company has also advanced $56,500 to a senior officer for expenses. The Company has recorded the aggregate of the amounts totalling $81,501 as a reduction of stockholders’ equity.

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

On April 6, 2011 the Company entered into an investment agreement and amended and restated security agreement (together the “Investment Agreements”) with one investor pursuant to which it received initial funding of $350,000 with an additional $150,000 having been agreed to follow upon the satisfaction of certain conditions including the following:

  the Company’s receipt of new equity financing or new convertible debt financing from a third party(ies) in the aggregate amount of at least US $100,000; and

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

10.	Convertible Note Payable (continued)

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

The Company has determined the fair value of the 1,851,851 warrants issued as $115,342 using the Black Scholes valuation model. The fair value of the warrants has been accreted and is being amortized over the life of the warrants (1 year). As at June 30, 2011, $26,787 has been amortized and expensed as interest.

The Company has determined the value associated with the conversion feature in connection with the convertible note payable. The Company has determined the note, with a face value of $350,000, to have a beneficial conversion feature of $102,379. The beneficial conversion feature has been accreted and is being amortized over the life of the note (5 years). As at June 30, 2011, $5,412 had been amortized and expensed as interest. The beneficial conversion feature is valued under the intrinsic value method.

Also pursuant to the Investment Agreements the Company amended the terms of a secured convertible grid promissory note (the “2010 Note”) and warrant certificate issued in respect of a $750,000 investment in the Company made by the same investor in 2010. The amendment to the 2010 Note decreases the per share conversion price applicable to the $750,000 investment from $0.54 to $0.27 per share, so that the Company will be required to issue approximately 2,777,778 rather than 1,388,888 common shares upon conversion of the 2010 Note. The amendment to the warrant certificate decreases the exercise price of the 1,388,889 share purchase warrants issued in consideration of the $750,000 investment from $0.54 per share to $0.27 per share. The warrants expire on September 2, 2011. The principal amount of the 2010 Note continues to bear interest at 4% and remains payable on August 31, 2015. The interest rate on the 2010 Note will also increase to 12% per annum if the Company fails to make the scheduled biannual interest payments. The note is currently in default of certain covenants related to the promissory note and as a result interest is being accrued at 12%.

The change in the 2010 Note affected the terms of the embedded conversion option and as such is subject to ASC 470-50. ASC 470-50 requires that should the difference between the fair value of the embedded conversion immediately before and after the modification exceed 10% of the carrying value of the original instrument, the instrument is considered to be extinguished and all unamortized discount to be expensed.

American Lithium Minerals, Inc.
(An Exploration Stage Company)
Notes to Annual Financial Statements
(Expressed in U.S. Dollars)
30 June 2011
(Unaudited)

The Company calculated the fair value of conversion option of the 2010 Note on April 5, 2011, the day before the modifications, and on April 6, 2011, the date of the amended agreement, in order to determine whether the 2010 Note should be extinguished. The Company determined that the carrying value of the 2010 Note was $444,167 and that a change of greater than $44,417 would require that the 2010 Note be extinguished and that the amended note (the “2011 Note”) be recorded. The Company calculated the change in the beneficial conversion feature between the 2010 Note and 2011 Note to be $57,416 and determined that that 2010 Note should be extinguished and that all the remaining discount be expensed. A charge of $305,985 has been recorded as interest charges to extinguish the 2010 Note.

The Company has recognized a beneficial conversion feature of $54,381 and fair value of the warrants as $36,593 for the 2011 Note.

11.	Subsequent Events

On July14, 2011, a total of 1,250,000 warrants to purchase common shares at $0.50 expired unexercised.

On August 19, 2011 the Company entered into a letter of agreement (the “Investment Agreement”) with BG Capital Group Ltd. pursuant to which the Company agreed to issue to Look Back Investments, Inc., the designee of BG Capital, a secured convertible debenture in consideration of minimum aggregate debt financing of $500,000. BG Capital or any designee of BG Capital may invest up to 4 additional installments of $500,000 ($2,000,000 in the aggregate) at its discretion before August 17, 2016 on the same terms and conditions as the initial installment. The debenture bears interest at 11% per annum with unpaid principal and accumulated interest due and payable by August 17, 2016. All or any portion of the debenture and accumulated interest shall be repayable at any time prior to maturity without penalty and shall be secured by a first charge against the Company’s Borate Hills property, subject to the existing rights of the Company’s joint venture partner in the property. In addition, all or a portion of the debenture shall be convertible into common shares of the Company at a conversion price equal to 50% of the average closing price of the Company’s common stock during the five trading days following any notice of conversion.

BG Capital shall be entitled to receive a $50,000 work fee upon delivery of each $500,000 financing installment. The Company also agreed to appoint the designee of BG Capital Group, Mr. Craig Thomas, as a director on our board of directors upon closing of the $500,000 installment.

To date, the Company has received initial funding of $286,000 in respect of the Investment Agreement with an additional $136,000 to follow upon closing and issuance of the debenture.

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

We did not complete and file a NI 43-101 compliant technical report with the TSX Venture Exchange by June 30, 2011 and, accordingly, we are no longer eligible to receive the balance of funding in the amount of $150,000 pursuant to the terms of the April 7, 2011 investment agreement.

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

Results of Operations for Three Month Periods Ended June 30, 2011 and 2010 and for the Nine Month Periods Ended June 30, 2011 and 2010.

We did not earn any revenues during the three and nine month periods ended June 30, 2011 or June 30, 2010.

					From
	For the three	For the three	For the nine	For the nine	inception (10
	months ended	months ended	months ended	months ended	March 2005) to
	30 June 2011	30 June 2010	30 June 2011	30 June 2010	30 June 2011

Revenues	$-	$-	$-	$-	$-

Expenses
Mineral property expenditures (Note 6)	161,398	-	1,389,021	-	1,408,021
Mineral property impairment	-	513,296	-	513,296	513,296
Consulting fee – related party (Note 8)	948,422	217,054	1,059,250	336,344	1,463,998
Consulting fees – stock compensation	(1,740,000)	4,602,916	1,128,592	9,066,704	10,260,956
Consulting fees	568,330	15,000	619,843	75,628	710,471
General and administrative	68,560	88,436	253,770	214,673	650,302
Legal and accounting	31,575	18,408	77,106	56,391	327,916
Management fees – related party (Note 8)	45,000	70,325	135,000	126,325	375,000
Promotion and shareholder relations	54,330	41,370	145,264	125,370	341,524
Rent expense – related party (Note 8)	-	-	-	-	7,600

Total expenses	137,615	5,566,805	4,807,846	10,514,731	16,059,084

Other expenses (income)
Interest income	-	(204)	-	(2,531)	(3,524)
Gain on extinguishment of accrued liability	-	-	-	-	(8,500)
Interest and debt discount expense on convertible note	146,227	-	622,760	-	654,020

Total other expense (income)	146,227	(204)	622,760	(2,531)	641,996

Extraordinary items
Debt extinguishment expense	305,835	-	305,835		305835

Net loss	$589,677	$5,566,601	$5,430,606	$10,512,200	$16,701,080

Basic earnings per common share	$(0.01)	$(0.10)	$(0.10)	$(0.20)

Weighted average number of common shares basic	56,527,407	54,350,924	54,588,534	52,525,181

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

Consulting Fees – Stock Compensation

Consulting fees for stock compensation decrease from $4,602,916 for the three month period ended June 30, 2010 to ($1,740,000) during the three month period ended June 30, 2011. Consulting fees for stock compensation decreased by $7,938,112 for the nine month period ended June 30, 2011 to $1,128,592 from $9,066,704 during the same period in 2010. The decrease in stock compensation to consultants resulted primarily from the cancellation of 6,000,000 common shares issued on March 24, 2011, 2,000,000 to three consultants, Judith Baker, Stephen Cook and Hugh Aird. These shares had been issued in error without regard to the remaining authorized capital of the Company which was instead required for capital raising purposes. From inception (March 10, 2005) to June 30, 2011 we incurred total consulting fees for stock compensation of $10,260,956.

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

Net Loss

During the three months and nine months ended June 30, 2011, we incurred a net loss of $589,677 and $5,430,606, respectively, which resulted in an accumulated deficit of $16,701,080 as at June 30, 2011.

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

10.24	Amended Consulting Agreement dated May 5, 2011 between our company and Hugh Aird (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2011).

10.25	Amended Consulting Agreement dated May 5, 2011 between our company and Steven Cook (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2011).

10.26	Amended Consulting Agreement dated May 5, 2011 between our company and Judith Baker (incorporated by reference to our Current Report on Form 8-K filed on May 11, 2011).

(14)	Code of Ethics

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed on December 23, 2009).

(31)	Rule 13a-14(a) / 15d-14(a) Certifications

31.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

(32)	Section 1350 Certifications

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Chief Executive Officer and Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definiteion Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

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